Form 10QSB
period 1996-06-30
CALDERA CORP INC /FL/
filed 1996-07-15
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the period from January 1, 1996 to June 30, 1996.

       commission file number 24-2472-A


                                 CALDERA CORPORATION
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



       FLORIDA                                        59-3243555
       (State of Incorporation)         (IRS Employer ID Number)

444 Seabreeze Avenue, Suite 435, Daytona Beach, Florida  32118
Post Office Box 1632, Daytona Beach, Florida 32115-1632
(Address of principal executive offices and Zip Code)

registrants telephone number, including area code  904-254-2920 former name, former address and former fiscal year, if changed since last report indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities exchange act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X     No

on June 30, 1996, there were 16,625,000 shares outstanding of the registrant's common stock, par value $.0025 per share.
     Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)





CALDERA CORPORATION
(a development Company)

table of contents                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as at June 30, 1996                    2
                      and June 30, 1995

       Income statement for the six months
               ended June 30, 1996 and 1995                 3

       Cash Flows for the six months
       ended June 30, 1996 and 1995                         4

       Statement of Stockholder's equity for the
       year ended December 31, 1995 and the
       six months ended June 30, 1996                       5

       Notes to Financial Statements                       6-9

Item 2.  Plan of Operation.                                 9

PART II  OTHER INFORMATION                                  10




                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)


CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                               June 30  June 30
                                                1996      1995
                                      ASSETS
CURRENT ASSETS:
    Cash                                      $ 10,461  $  1,575

FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $1,530 & $589(note 2)                        4,918     3,449


OTHER ASSETS:
    Mining Leases (notes 4, 5, 6)                6,875     6,875
    Advance Deposits                             2,695       728

  Total  Assets                               $ 24,949  $ 12,627

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Stockholder Payables ( Note 7)            $         $  9,427
    Notes Payable Stockholders ( Note 7)        61,577    48,900
    Accrued interest on notes                    1,386     2,820

  Total Current Liabilities                     62,963    61,147

  OTHER LIABILITIES:
    Mining Lease Dispute                        41,560
    Certificate Replacement                        100       100

  Total Other Liabilities                       41,660       100

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    16,625,000 shares issued and                41,563    41,563
    outsta
nding (notes 3,4,5,&6)
    Additional paid in capital                  19,002    19,002

    Accumulated deficit                      (140,239) (109,185)

Total Stockholder's Equity                    (79,674)  (48,620)

Total Liabilities & Stockholder's Equity    $  24,949  $ 12,627

                              See notes to financial statements


CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit
(Unaudited)

                                              For the Six Months
                                                Ended June 30,
                                                1996     1995
                                               $  -0-    $   -0-


  EXPENSES:

  Selling, General & Administrative Expenses     10,464     9,113

  Legal and Accounting ( Note 1)                  8,155     5,150


  Interest  ( Note 7)                             2,867     2,320


  Depreciation (note 2)                             536       373



  Net  (loss)                                   (22,022) (16,956)



               (Loss) per share                   (.001)   (.001)

  Accumulated (deficit), as of Dec. 31         (118,217) (92,229)


  Accumulated (deficit), as of June 30      $(140,239) $(109,185)




                              See notes  to financial statements
















CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                       For the Six Months Ended
                                             June 30


                                            1996           1995


  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $ (22,022)  $ (16,956)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                   536         373

  Changes in Assets & Liabilities

  Accrued Interest & Expenses                    (10)      6,041


  Plant & Equipment                            (1403)       (954)

  Advance Deposits                             3,955

  Reserves                                                   100

    Net Cash Used by Operating Activities    (18,944)    (11,396)




  CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock to shareholders                             1,285

  Additional paid in capital by shareholders               13,965
  Reduction in Loans from shareholders          (4,244)   (2,600)



    Net Cash Provided By Financing Activities   (4,244)    12,650



  NET CHANGE IN CASH AND CASH EQUIVALENTS    $ (23,188)   $ 1,254
  Cash and Cash Equivalents, Beg. of Period     33,649        321

  Cash and Cash Equivalents, End of Period    $ 10,461    $ 1,575





               See notes to  financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                  FOR THE YEAR ENDED DECEMBER 31, 1995
                      AND THROUGH JUNE 30 1996

                      Common Stock            Capital in
                      ______________________   Excess of  Accum.
                          Shares     Amount    Par Value  Deficit
                        __________  ________  _________ _________

BALANCE
DECEMBER 31, 1994       16,111,000  $40,278   $ 5,037   $(92,229)

Shares exchanged for cash
 January 1995                1,000        3       997
 February 1995              10,000       25     9,975
 March 1995 (note 3)       500,000    1,250        -
 April 1995                  2,000        5     1,995
 May   1995                  1,000        2       998

Net loss for the period                                  (16,956)
ended June 30, 1995

BALANCE
June 30, 1995           16,625,000  $41,563  $ 19,002 $ (109,185)

Net loss for the period                                  (17,292)
ended December 31, 1995

BALANCE
DECEMBER 31, 1995       16,625,000  $41,563  $ 19,002  $(118,217)


Net loss for the period                                  (22,022)
ended June 30, 1996

BALANCE
June 30, 1996           16,625,000  $41,563  $ 19,002 $ (140,239)


                      See notes to financial statements








CALDERA CORPORATION
(a development Company)
NOTES TO FINANCIAL STATEMENTS
( Unaudited)

NOTE 1 -GENERAL ACCOUNTING POLICIES
ACCOUNTING FOR GOLD SALES REVENUE - Revenue from the sale of gold is recognized at the point of sale to the customer.  The Company will also deliver the gold at that time and collect the cash.

Therefore the Company will have no accounts receivable resulting from the sale of gold.

PROPERTY AND EQUIPMENT - The cost of property and equipment is depreciated over the estimated useful lives of the related

assets.  The estimated useful lives of the office equipment is five years.  Depreciation is computed on a straight-line basis for financial reporting purposes and on ACRS for income tax

purposes.

MAINTENANCE AND REPAIRS - Maintenance and repairs are charged to operations when incurred.  Improvement and renewals are

capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated

depreciation account are relieved, and any gain or loss is

included in operations.

PROVISION FOR TAXES - The Company has not made a profit to date and is in the development stage with no ascertainable time

table for profitability, if ever, therefore no provisions have been made for taxes or loss carryover benefit under FAS 109

guidelines.
USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principals

requires management to make estimates and assumptions that

affect the reported amounts of assets and liabilities and

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost,

  less accumulated depreciation:

           Office equipment                   $6,448
    Less: Accumulated depreciation            (1,530)
                                              _______
        Total                                 $4,918
                                              =======



CALDERA CORPORATION
(a development Company)
NOTES TO FINANCIAL STATEMENTS
( Unaudited)


NOTE 3 - SALE OF STOCK FOR CASH


  In January 1995, the Company sold 1,000 shares of authorized but unissued common stock for $ 1,000 to a private individual.

  In February 1995, the Company sold 10,000 shares of authorized but unissued common stock for $ 10,000 to a private individual.

  In March 1995, the Company sold 500,000 shares of authorized but unissued common stock for $ 1,250 to an officer and director of the Company.

  In April 1995, the Company sold 2,000 shares of authorized but unissued common stock  for $ 2,000 to a director and his wife.

  In May 1995, the Company sold 1,000 shares of authorized

  but unissued common stock for $ 1,000 to a private individual.


NOTE 4 - SALES OF STOCK FOR MINING LEASES

  The Company exercised two options for mining properties and leases using 2,750,000 shares of stock to acquire the

  properties based on the assumed market price of $1.00 per share set by the Company in several small stock sales.  The market price of the stock sold was established by the Company at a price set by the Company arbitrarily.  The Company therefore recorded the transaction at par value.

NOTE 5 - MINING LEASES ACQUISITIONS

  In August 1994, the Company acquired options to a group of mining leases in Chile from a private company.  The Company issued 250,000 shares of common stock estimated to be valued at

  $1.00 per share to secure this option.  The option grants the

  Company the right to prospect and test the property for its mineral content and includes provisions for future precious mineral production if the option to purchase the property is exercised.








CALDERA CORPORATION
(a development Company)
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

  If the Company does not obtain sufficient financing the

  agreement may be terminated by the private entities involved.

  The Company has not yet commenced exploration of these leases.

  Management intends to amortize the cost of the leases based upon initial reserve calculations and the related future

  production.

NOTE 6 - RELATED PARTY TRANSACTIONS

  The Company has also acquired options related to a group of mining leases in Alaska from a private company that is

  controlled by certain officers and directors of the Company.

  The Company issued 2,500,000 shares of common stock estimated to be valued at $1.00 per share to secure this option.  The

  Company has agreed to accomplish a mining feasibility study within four years, and to purchase the balance of the leases if production is feasible.  If the Company does not obtain sufficient financing, complete the said study, and exercise the option as agreed, the agreements may be terminated by the

  private company involved.  The Company has not yet commenced prospecting of these leases due to the mining lease dispute discussed in note 8.  Management intends to amortize the cost of the leases based upon initial reserve calculations and the related future production.

NOTE 7 - STOCKHOLDER LOANS AND ADVANCES

  At June 30, 1996, and 1995, the Company owed $61,577 and

  $48,900 in demand notes at 9% from an affiliated company that is controlled by certain officers and directors of the Company and from certain officers  and directors of the Company.

  In 1995 stockholders also advanced $ 5,227 in office equipment and company expenses that have been reimbursed.
NOTE 8 - ALASKA MINING LEASE DISPUTE

  AU International Inc. was issued 2,500,000 shares of stock for the option of a group of mining leases it held in Alaska.  The

  Company then paid the State of Alaska $ 41,560 as mining claim lease expense. This is an annual rental fee which the State of Alaska contested as not having been made in a timely manner on

  December 21, 1994.  Although the state of Alaska accepted the rental payment the State then determined that the Company had not filed its annual assessment affidavit correctly.




CALDERA CORPORATION
(a development Company)
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

  The State asserted this constituted an abandonment of all of its claims.  Based upon this the State returned the rental payment of $41,560.00 to the Company on December 4, 1995. This

  determination is being contested by the Company by way of an appeal through the appropriate court in Alaska.  An unfavorable decision could result in the loss of the assets related to

  Alaska mining leases.

NOTE 9 - LEGAL PROCEEDINGS

  The Company is currently litigating the State of Alaska's

  determination that the Company had not filed its annual assessment affidavit correctly. The State asserted this constituted an abandonment of all of its claims.  This

  determination is being contested by the Company by way of an appeal to the appropriate court in Alaska.  An unfavorable decision could result in the loss of the assets related to

  Alaska mining leases.

  Although not currently in litigation; management believes that the current owners of the Beluga Mining Company feel that

  Caldera has defaulted on the provisions of an option agreement between the two companies by the failure to pay the rental fees of Seventy Thousand ($70,000) dollars to the State of Alaska for certain mining claims held by Beluga.

  Management does not know of any other potential litigation involving the Company which may be filed in the future.

  The Company has hired Legal counsel to pursue its disputed

  Alaska mining claims.  Legal counsel at this time can not

  express an opinion as to the outcome of this litigation.

  Negotiations have been initiated with the representatives of the State of Alaska to resolve the issues involved in the above mining claims and management believes that a satisfactory

  settlement can be negotiated.

               Item 2. Plan of Operation

  The Company is currently inactive and no significant

  exploration is planned for the current year.  The Company is dependant upon obtaining additional financing through a stock offering, loan or joint venture in order to be able to initiate significant exploration of the existing leases and to

  investigate the acquisition of additional leases that could show favorable exploration results.

  Negotiations have been initiated with the representatives of the State of Alaska to resolve the issues currently under

  litigation.    Completion of these negotiations in a

  satisfactory manner will be required before additional

  significant financing options can be completed.

Part II Other Information

  Item 1.  Legal Proceedings.
         The Company is currently litigating the State of Alaska's
       determination that the Company had not filed its annual

       assessment affidavit correctly.  The State asserted this

       constituted an abandonment of all of its claims.  This

       determination is being contested by the Company by way of

       an appeal to the appropriate court in Alaska.  An

       unfavorable decision could result in the loss of the

       assets related to Alaska mining leases.

       Although not currently in litigation; management believes

       that the current owners of the Beluga Mining Company feel

       that Caldera has defaulted on the provisions of an option

       agreement between the two companies by the failure to pay

       the rental fees of Seventy Thousand ($70,000) dollars to

       the State of Alaska for certain mining claims held by

       Beluga.

       Management does not know of any other potential litigation involving the Company which may be filed in the future.

       The Company has hired legal counsel to pursue its disputed

       Alaska Mining Claims.  Legal counsel at this time can not

       express an opinion as to the outcome of this litigation.

       Negotiations have been initiated with the representatives of the State of Alaska to resolve the issues involved in the above mining claims and management believes that a

       satisfactory settlement can be negotiated.

  Item 2.  Changes in Securities.
               None.

  Item 3.  Defaults Upon Senior Securities.
               None.

  Item 4. Submission Of Matters to a Vote of Security Holders. No matter was submitted to the vote of security holders during the period covered by this report. As a subsequent significant event at the annual meeting of shareholders held
       April 27, 1996 at Daytona Beach, Florida the name of the Corporation was changed from CALDERA CORPORATION, INC. to CALDERA CORPORATION. Said vote was by all 10,009,500 shares
       present.



  Item 5.  Other information.
               None.

  Item 6. Exhibits and Reports on Form 8-K (Section 294.308 of this chapter).
               None.





signature

       Pursuant to the requirements of the Securities Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CALDERA CORPORATION



       by       J. Allen Thumser
               J. Allen Thumser, Treasurer and
               Chief Financial Officer

   Date   July 10, 1996