Form 10QSB
period 1996-03-31
CALDERA CORP INC /FL/
filed 1996-07-25
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the period from January 1, 1996 to March 31, 1996.

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

on march 31, 1996, there were 16,625,000 shares outstanding of the registrant's common stock, par value $.0025 per share.
       Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)





CALDERA CORPORATION
(a development Company)

table of contents                                            Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as at March 31, 1996                          2
                      and March 31, 1995

       Income statement for the three months
               ended March 31, 1996 and 1995                       3

       Cash Flows for the three months
       ended March 31, 1996 and 1995                               4

       Statement of Stockholder's equity for the
       year ended December 31, 1995 and the
       three months ended March 31, 1996                           5

       Notes to Financial Statements                               6-9

Item 2.  Plan of Operation.                                        9

PART II  OTHER INFORMATION                                         10


















                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)


CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                                    MARCH 31       MARCH 31
                                                      1996          1995
                                      ASSETS
CURRENT ASSETS:
    Cash                                            $ 24,650       $  3,173

FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $1,255 & $387(note 2)                              4,046          3,651
OTHER ASSETS:
    Mining Leases (notes 4, 5, 6)                      6,875      6,875
    Advance Deposits                                   5,215        728

  Total  Assets                                     $ 40,785       $ 14,427

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Stockholder Payables ( Note 7)               $       $  5,227
    Notes Payable Stockholders ( Note 7)           64,821  50,900
    Accrued interest on notes                       2,235   1,660

  Total Current Liabilities                         67,056  57,787

  OTHER LIABILITIES:
    Mining Lease Dispute                            41,560
    Certificate Replacement                            100

  Total Other Liabilities                           41,660

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    16,625,000 and 16,622,000 shares           41,563    41,556
    issued and outstanding (notes 3,4,5,&6)
    Additional paid in capital                 19,002    16,009
    Accumulated deficit                      (128,496) (101,925)

Total Stockholder's Equity                    (67,931)  (43,360)

Total Liabilities & Stockholder's Equity    $  40,785  $ 14,427

                              See notes to financial statements



CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit
(Unaudited)

                                                For the Three Months
                                                      Ended March 31,
                                                1996               1995
                                               $  -0-           $   -0-


  EXPENSES:

  Selling, General & Administrative Expenses      5,102           4,865

  Legal and Accounting ( Note 1)                  3,435           2,500
  Interest  ( Note 7)                             1,481           1,160

  Depreciation (note 2)                             261             171

  Net  (loss)                                   (10,279)         (8,696)

               (Loss) per share                   (.001)          (.001)

  Accumulated (deficit), as of Dec. 31         (118,217)        (92,229)
  Accumulated (deficit), as of March 31       $(128,496)      $(101,539)




                              See notes  to financial statements






















CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                                 For the Three Months Ended
                                                           March 31
                                                    1996              1995


  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (10,279)      $ (8,696)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                          261            171
  Accrued Interest                                    1,120          1,160
 Stockholder payable expenditures                      (539)        (1,433)
  Decreased advance deposits                         (1,435)
                      ( Notes 2 & 7)
                                                    ________        ________
 Net Cash Used by Operating Activities               (7,999)        (8,798)



  CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock to shareholders                                      1,278
  Additional paid in capital by shareholders                        10,972
  Reduction in Loans from shareholders               (1,000)          (600)
                                                     _______       ________
    Net Cash Provided By Financing Activities        (1,000)        11,650

  NET CHANGE IN CASH AND CASH EQUIVALENTS          $ (8,999)       $ 2,852

  Cash and Cash Equivalents, Beg. of Period          33,649            321

  Cash and Cash Equivalents, End of Period         $ 24,650       $  3,173



               See notes to  financial statements













CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                  FOR THE YEAR ENDED DECEMBER 31, 1995
                      AND THROUGH MARCH 31, 1996

                             Common Stock            Capital in
                            ______________________   Excess of    Accum.
                                Shares     Amount    Par Value   Deficit
                              __________  ________  _________ _________

BALANCE
DECEMBER 31, 1994               16,111,000  $40,278   $ 5,037   $(92,229)

Shares exchanged for cash
 January 1995                        1,000        3       997
 February 1995                      10,000       25     9,975
 March 1995 (note 3)               500,000    1,250        -

Net loss for the period                                           (8,696)
ended March 31, 1995

BALANCE
March 31, 1995                  16,622,000  $41,556  $ 16,009 $ (100,925)


Net loss for the period                                          (17,292)
ended December 31, 1995

Shares exchanged for cash
 April 1995                          2,000        5     1,995
 May   1995                          1,000        2       998

BALANCE
DECEMBER 31, 1995               16,622,000  $41,563  $ 19,002  $(118,217)


Net loss for the period                                          (10,279)
ended March 31, 1996

BALANCE
March 31, 1996                  16,622,000  $41,563  $ 19,002 $ (128,496)


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

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation:

    Office equipment                                               $5,301
    Less: Accumulated depreciation                                 (1,255)
                                                                   _______
        Total                                                      $4,046
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

NOTE 7 - STOCKHOLDER LOANS AND ADVANCES

  At March 31, 1996, and 1995, the Company owed $64,821 and $50,900 in demand notes at 9% from an affiliated company that is controlled by certain officers and directors of the Company and from certain officers and directors of the Company.
  In 1995 stockholders also advanced $ 5,227 in office equipment and company expenses that have been reimbursed.

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

   Date   May 15, 1996