Form 10QSB
period 1996-09-30
CALDERA CORP INC /FL/
filed 1996-11-18
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the quarterly period ended September 30, 1996.

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the transition period from      to

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

on September 30, 1996, there were 16,625,000 shares outstanding of the registrant's common stock, par value $.0025 per share.

     Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)

CALDERA CORPORATION
(a development Company)

table of contents                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as at September 30, 1996               2
                      and September 30, 1995

       Income statement for the nine months
           ended September 30, 1996 and 1995                3

       Cash Flows for the nine months
       ended September 30, 1996 and 1995                    4

       Statement of Stockholder's equity for the
       year ended December 31, 1995 and the
       nine months ended September 30, 1996                 5

       Notes to Financial Statements                       6-8

Item 2.  Plan of Operation.                                 8

PART II  OTHER INFORMATION                                  8

                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)

CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                                 September 30
                                                1996      1995
                                      ASSETS
CURRENT ASSETS:
    Cash                                      $    716  $ 33,649

FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $1,853 & $994                                4,595     4,051

OTHER ASSETS:
    Mining Leases                                6,875     6,875
    Advance Deposits                             1,816     6,650


  Total  Assets                               $ 14,002  $ 51,225

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                          $         $    281
    Notes Payable Stockholders                  51,104    65,821
    Accrued interest on notes                    2,536     1,115

  Total Current Liabilities                     53,640    67,217

  OTHER LIABILITIES:
    Mining Lease Dispute                        41,560    41,560
    Certificate Replacement                        100       100

  Total Other Liabilities                       41,660    41,660

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    16,625,000 shares issued and                41,563    41,563
    outstanding
    Additional paid in capital                  19,002    19,002

    Accumulated deficit                       (141,863) (118,217)

Total Stockholder's Equity                     (81,298)  (57,652)

Total Liabilities & Stockholder's Equity     $  14,002  $ 51,225

                              See notes to financial statements

CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit
(Unaudited)

                                              For the Nine Months
                                              Ended September 30,
                                                  1996     1995
                                               $  -0-    $   -0-


  EXPENSES:

  Selling, General & Administrative Expenses     13,492   11,815

  Legal and Accounting                            5,278    5,150

  Interest                                        4,017    3,480

  Depreciation                                      859      575


  Net  (loss)                                   (23,646) (21,020)


               (Loss) per share                   (.001)   (.001)

  Accumulated (deficit), as of Dec. 31         (118,217) (92,229)

  Accumulated (deficit), as of September 30  $(141,863)$(113,249)




                              See notes  to financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                       For the Nine Months Ended
                                             September 30

                                            1996           1995


  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $ (23,646)  $ (21,020)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                   859         575
  Changes in Assets & Liabilities

  Accrued Interest & Expenses                  1,140       8,401

  Plant & Equipment                           (1,403)       (954)

  Advance Deposits                             4,834         200

  Reserves                                                   100

    Net Cash Used by Operating Activities    (18,216)    (12,698)




  CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock to shareholders                            1,285

  Additional paid in capital by shareholders              13,965
  Reduction in Loans from shareholders        (14,717)    (2,600)

    Net Cash Provided By Financing Activities (14,717)    12,650


  NET CHANGE IN CASH AND CASH EQUIVALENTS    $ (32,933)   $   48

  Cash and Cash Equivalents, Beg. of Period     33,649       321

  Cash and Cash Equivalents, End of Period    $    716    $  273




               See notes to  financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                  FOR THE YEAR ENDED DECEMBER 31, 1995
                      AND THROUGH SEPTEMBER 30 1996

                      Common Stock            Capital in
                      ______________________   Excess of  Accum.
                          Shares     Amount    Par Value  Deficit
                        __________  ________  _________ _________

BALANCE
DECEMBER 31, 1994       16,111,000  $40,278   $ 5,037   $(92,229)

Shares exchanged for cash
 January 1995                1,000        3       997
 February 1995              10,000       25     9,975
 March 1995 (note 3)       500,000    1,250        -
 April 1995                  2,000        5     1,995
 May   1995                  1,000        2       998


Net loss for the period                                  (25,988)
ended December 31, 1995

BALANCE
DECEMBER 31, 1995       16,625,000  $41,563  $ 19,002  $(118,217)


Net loss for the period                                  (23,646)
ended September 30, 1996

BALANCE
September 30, 1996      16,625,000  $41,563  $ 19,002 $ (141,863)


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

VALUATION OF STOCK ISSUED IN NONCASH TRANSACTIONS - Stock issued in noncash transactions will be valued at current market value. If no current market value can be established through a recognized national stock market, assets acquired by issuance of stock will be valued at the par value of the stock issued.

CARRYING VALUE OF MINING PROPERTIES - All mining properties will be carried at cost.

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation:

           Office equipment                   $6,448
    Less: Accumulated depreciation            (1,853)
                                              _______
        Total                                 $4,595
                                              =======
The Company incurred $6,139 rental expense under non-cancelable operating leases to date in 1996. Future minimum lease payments related to the current lease are as follows:

                       1996                  $ 2,594
                       1997                   10,377
                       1999                   10,377
                       2000                    6,918
                                             -------
                      TOTAL                  $30,266
                                             =======

NOTE 3 - LEGAL PROCEEDINGS

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

Management does not know of any other potential litigation involving the Company which may be filed in the future.The Company has hired Legal counsel to pursue its disputed Alaska mining claims. Legal counsel at this time can not express an opinion as to the outcome of this litigation.
Negotiations have been initiated with the representatives of the State of Alaska to resolve the issues involved in the above mining claims and management believes that a satisfactory settlement can be negotiated.

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

The Company has hired legal counsel to pursue its disputed Alaska Mining Claims. Legal counsel at this time can not express an opinion as to the outcome of this litigation. Negotiations have been initiated with the representatives of the State of Alaska to resolve the issues involved in the above mining claims and management believes that a satisfactory settlement can be negotiated. A Court hearing on the appeal is set for December 12, 1996.

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

   Date October 31,1996