Form 10QSB/A
period 1996-09-30
CALDERA CORP INC /FL/
filed 1997-01-02
CIK 353200

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

                                    See notes to financial statements
CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit
(Unaudited)

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

VALUATION OF STOCK ISSUED IN NONCASH TRANSACTIONS - Stock issued in noncash transactions will be valued at current market value. If no current market value can be established through a recognized national stock market, assets acquired by issuance of stock will be valued at the par value of the stock issued.
There is currently no market in the stock.

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