Form 10KSB
period 1996-12-31
CALDERA CORP /FL/
filed 1997-07-25
CIK 353200

UNITED  STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                            FORM  10KSB
     (Mark One)
        [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1996

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
         The Securities Exchange Act of 1934 [NO FEE REQUIRED]

             For the transition period from        To

                 Commission file number 0-27728

                      CALDERA CORPORATION
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     FLORIDA                              59-3243555
  (State of Incorporation)        (IRS Employer ID Number)

       Post Office Box 1632, Daytona Beach, FL 32115-1632
   444 Seabreeze Avenue, Suite 435, Daytona Beach, Florida  32118
      (Address of principal executive offices and Zip Code)

     Securities registered pursuant to 12(b) of the Act:

     Title of each class           Name of each exchange on which
     to be so registered           each class to be registered

   Common Stock, Par Value $0.0025             Not Applicable

     Securities to be registered pursuant to 12(g) of the Act:

     Title of each class           Name of each exchange on which
     to be so registered            each class to be registered

        None                                None

     Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) yes [ ] No [X] (2) Yes[X] No [ ].
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year -$0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: There is no market in the Company's stock.

 As of December 31, 1996, the Registrant had 16,250,000 shares of common stock issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or c under the Securities Act of 1933. NONE

                           PART I

Item 1. Description of Business

General

This Form 10-KSB has been delinquent since March 15, 1997. No stock sales have occurred during the period of delinquency. Filed simultaneously herewith are the 10QSBs for the two quarters ending June 30, 1997. All three documents must be read together and considered in light of all other reports filed by the Company, particularly reports being filed for subsequent periods.
Subsequent significant event: The stockholders have voted at the annual stockholder meeting on April 26, 1997 to vend out all assets of the Company in return for assumption of all of the Company's liabilities thus rendering the
Company totally inactive. At the annual meeting of shareholders held April 26,
1997 at Daytona Beach, Florida the shareholders voted:

      a.  To vend out the assets of the Company to Au
International, Inc. in
return for the assumption of all of the Company's liabilities by Au
International, Inc. Said vote was by all 11,944,500 shares present.
       b.  To elect only three directors.  Said vote was by all

11,944,500 shares present.
       c.  To reverse split the stock 100 to 1 effective date of

June 30 1997. There being 166,250 shares outstanding after the split. Said vote was by all 11,944,500 shares present.

Caldera Corporation, (Formerly Sky Freight, Inc.), the "Registrant" or the "Company", is a Florida corporation which became public when its Offering Statement under Regulation A filed with the Securities and Exchange Commission became effective on September 26, 1981 and closed on December 26, 1981 (as Sky Freight, Inc ). On May 3, 1994, Sky Freight, Inc. changed its name to Caldera Corporation. Sky Freight, Inc., amended its Certificate of Incorporation to effect said change of name to Caldera Corporation on the same date.

The Company

Prior to the First day of February, 1986, the Company was engaged in the business of operating a cargo airline based in Miami, Florida. There was a total of 49,280,000 shares issued bearing the Sky Freight, Inc. name.

Due to illness of the Chief Executive Officer of the Company, Mr Eugene G Harris of Miami, Florida the Company ceased doing business on or about February 1, 1986. At that time it liquidated its assets and paid all of its liabilities. The Company, then having no assets, no liabilities, and no business, became dormant.

On May 3, 1994 the Company reverse split its common stock (five shares of the old stock became one share of the new common stock, par value of $0.0025). The Company then was recapitalized so that the number of authorized common shares was increased to Two Hundred Million (200,000,000) shares having a par value of $0.0025 each. The name of the Company was changed to Caldera Corporation, Inc.

On August 19, 1994 the Company acquired options on certain gold mining claims, described in Item 3 "Property" hereinafter, for a total price of $2,750,000 payable in shares of the common stock of Caldera Corporation, par value $0.0025, at the arbitrarily assumed price of $1.00 per share, upon exercising the option.
The Company's stock has no market value. The Company has issued the stock and paid certain rental fees in the amount of $41,560 required to exercise the options but the closings have been postponed by mutual agreement of the parties. This property will be explored to determine if, and where, minerals mining may be proven to be warranted on the property.

The Company's executive offices are located at 444 Seabreeze
Boulevard, Suite 435, Daytona Beach, Florida 32118. The telephone number is (904) 254-2920, and the fax number is (904) 254-3104.

The mailing address is P.O. Box 1632, Daytona Beach, Florida
32115-1632.

The Company is inactive until such time as capital is raised for exploration. The Company cannot raise capital for mining until the litigation concerning the Alaskan properties is concluded.
See Legal Proceedings.

General information about industry segments

The Company operated from 1980 to 1986 under the name of Sky
Freight, Inc., as an air freight carrier. At this time the Company will operate as a precious metals exploration Company.

The principal metal the Company will be seeking is gold. Gold is generally mined in two ways and thus the exploration for each type of deposit is different:

     a. Placer mining, in which gold is generally found in river beds in which it has been washed down from gold ore deposits in the form of nuggets and/or gold dust. The exploration for placer deposits includes the search for microfine gold. This exploration generally relies on some drilling but more on bulk sampling by moving large amounts of head material through a concentration process. It should be noted that it is not possible to estimate accurately the amount of gold in any placer deposit.

     b. The mining of gold from veins which are usually found in
mountainous areas.   Gold veins are explored almost exclusively
by drilling. The contents of this type mine can be fairly accurately determined.

At this time the Company has not carried out enough exploration to determine the potential gold content of either of the properties upon which the Company has an option.

Narrative description of the business

The Company is currently in the exploration stage, and, even though its properties in Alaska and Chile indicate mineralization of gold and other minerals, there is no assurance that a commercially viable mineralized deposit exists on either of the properties until further geologic work and economic feasibility studies based upon such work can be completed.

The registrant has no patents, trademarks, licenses, franchises or concessions other than the aforementioned option mining leases.

The location of the Alaskan and Chilean mining claims of the Company will make it necessary to conduct most of the exploration activities from early spring through late fall of each year.

Compliance with environmental regulations is a major factor in mining gold. Often mining permits cannot be obtained because of environmental considerations.

Presently the Corporate officers, Mr Donald S Thayer, Mr Richard R Cook and Mr James A Thumser are staffing the office and performing management functions without compensation. Until such time as the Company raises sufficient operating capital this
arrangement will continue.   None of the Company's Officers or
Directors have received any payment from the Company for their services to the Company through the effective date of this document. The number of persons to be employed in the future depends upon whether the Company is able to fund its exploration plans. Secretarial and other support services to the Company have been provided on a subcontract basis.

The Company is inactive until such time as capital is raised for exploration. Because of the lack of capital there is no plan for exploration in the coming year. The Company cannot raise capital for mining until the litigation concerning the Alaskan properties is concluded. See Legal Item 3 Proceedings.

Legal proceedings

The Company is currently involved in litigation concerning a significant number of its claims. An unfavorable outcome could result in the loss of these claims. Please see Item 3 Legal
Proceedings for complete details.

ITEM 2.  DESCRIPTION OF PROPERTY

None of the Company's properties contain any proven reserves.

The Company has acquired from Au International, Inc. leases on 7,320 acres of mining claims along the Lewis River near Mount Susitna in the Matanuska-Susitna Borough across the Cook Inlet, approximately thirty two miles westnorthwest of the western city limits of Anchorage, Alaska. There are three aircraft landing strips within six miles to the north and south of the claims, and the immediate area is served by several gravel roads that have been constructed by oil companies who hold the petroleum rights beneath the mineral rights held by the Company. These claims are leased from the claim holder, Kin-Alaska Partnership. Kin-Alaska is not affiliated in any way with Au International or the company. There are forty-five more years left on these leases. Natural gas and electricity are available on the property as well as abundant sources of water. The leases also give the lessee the right to alienate the claims by paying the claim holder 12% of the net sale proceeds. It should be noted, that in addition to this Twelve (12%) percent that the Company is obligated to pay, an additional Four (4%) percent of the net sale proceeds of any mining is payable to Au International, Inc., from whom the Company acquired the leases.

It should also be noted that Mr Richard R Cook, Dr Edwin T Presley, Mr Darold Schonsheck, Mr Jack Spencer, Mr James A Thumser and Mr Donald S Thayer, directors of the Company, are also directors of Au International, Inc., from whom the leases were obtained. Although they do not have voting control of Au based upon the number of shares owned, they do constitute a
majority of Au's Board of Directors.   Please see the Au
ownership table at page 32. The leases were purchased for 2,500,000 shares of common stock of Caldera Corporation. The Company placed a Value of $1.00 per share on this stock (for discussion purposes only.) The cost of these leases is carried on the books of the company at the stock's par value. This purchase price was arrived at by bargaining between the parties. The expertise of the Company's President, Mr. LaMoure, and the history and testing results as set out herein were the dominant factors in arriving at a price.

                             ALASKA

       HISTORY OF EXPLORATION AND DEVELOPMENT OF THE AREA

An Alaska heritage resource study has identified numerous historic, prehistoric, or archaeological sites located in or near Caldera's leasehold area. These sites are primarily of caches, houses, or hidden depressions from historical Eskimo and Indian settlements or are related to early Russian exploration and settlements in the region.

The native residents of Tyonek village are descendants of the Tanaina Indians. The Tanaina Indians are thought to have migrated into the upper Cook Inlet area during the mid-17th century to the late 18th century. Although it is believed that the Alaska natives did not attempt to recover gold for ornamental or monetary purposes, the Tanaina Indians traded goods and food stuffs for native copper with the Copper River Indians (Federova, 1973). This early trading provided native copper nuggets and primitive copper tools for the local Indians.

Russian Exploration

The extent of Russian exploration of the area is not well documented in English literature, however, it is known that the native Indians of the area possessed iron knives and other implements not part of their culture at the time the first European explorers entered the region in 1778. This implies that Russian traders frequented the area prior to that time. Spurr
(1898) indicated that the Russian Malakoff explored the region in 1834. Maps from that era were found to be inaccurate, suggesting that Malakoff may have actually explored other parts of southern Alaska.

Spurr also indicated that early American prospectors reported signs of pits, trenches, and tree carvings that were possibly attributed to Russian prospectors active in the area in the 1860s. During recent visits to Anchorage by representatives of the Russian mining industry, it is said that Russian archives describe small scale mining activities in the area during the 1850s and 1860s (R. Flounders, personal comment).

Early American Exploration

The United States purchased Alaska from Russia in 1867. A fur trading Company was established near the village of Old Tyonek in 1875 and a trading post was established by C.C. Ladd near the mouth of the Chulitna River in the early 1890s. Various gold rushes between 1895 and 1905 brought many miners and prospectors through the region. Tyonek was an important layover for thousands of miners headed for the interior of Alaska during that time. Coal was mined in the region to fuel steamboats traveling in and out of Cook Inlet.

The first U.S. Geological Survey crew to work in the Cook Inlet area was headed by Spurr. The crew went to Tyonek in 1898 to map the vicinity near Tyonek and to explore the route into the Skwentna River region (Spurr, 1898). Spurr mentions prior activity in the region by prospectors named P.G. Shell and J.M. Johnson who explored the region in 1887 and 1894, respectively, both of whom reported having found gold in many places to the north of the subject area. Other prospectors are reported to have worked in the Beluga River area in 1896 where fine gold was reported from bars and streams in the area.

Early Prospecting

Brooks (1917) states that an attempt to mine gold from the sediments of Beluga River by hydraulic methods occurred in 1902. Some drilling for dredging ground was also carried out in the same area in 1909, but a dredge was apparently not installed and the results of the drilling are not known.

According to Brooks, mining activity employing about 30 men occurred at several places in the Lewis River drainage area in 1916. In the lower portion of the Lewis River canyon on the Daisy and Bessie claims, a hydraulic plant was reportedly installed. Gold mined at that location is said to have been coarse and rough, with one $3 nugget (about 0.2 ounce) having been found during that season. Bedrock in the immediate area was reported to be Tertiary conglomerate. In that same year, on the Granite claim, an open cut was put down by hand digging to a depth of 18 feet, but bedrock was not reached. Good prospects were said to have been found. The gold was reported to be fine but angular with quartz attached to the larger pieces. Bedrock in the immediate area of this activity was reported to be granite. Placer gold was apparently found all the way up the Lewis River canyon to the valley between Mount Susitna and Little Mount Susitna. In total, more than $2,000 worth of gold (about 125 ounces) was recovered from the area in 1916.

Placer drilling was reported to have been conducted near the mouth of Lewis River canyon in 1916. A total of 36 holes were said to have been drilled there and an undisclosed bedrock was reportedly encountered between 12 and 22 feet deep. The results of the drilling were not known. No other reports of mining or prospecting are known to exist in the USGS literature subsequent to the activity reported by Brooks in 1916.

It is noteworthy that no placer drilling has occurred on the subject claims or on adjacent claims since the work reported in 1916.

Recent Exploration

There is little recorded information pertaining to minerals exploration activities in the study area between the period following the drilling activities described above and the time of staking the claims of the Company. Research into the historical federal claim activity may disclose that portions of the Lewis and Theodore Rivers were staked by persons unknown during the 1930s and 1940s. Aerial and ground reconnaissance of the area has disclosed evidence of ditches and water diversions in the upper Lewis River drainage. Furthermore, there are reports of dragline mining activities in upper Lewis River (B. Bolstridge, personal comment), but the dates and locations of these activities are not known.

Basil Bolstridge of Soldotna, Alaska recognized the gold mineral potential of the area in the late 1970s. He began claim staking over a limited area in the Lewis and Theodore Rivers during 1978-
79. Further work by parties associated with Mr. Bolstridge disclosed a widespread potential for placer gold in the area. A larger group of state mining claims was staked in the area during the period 1980-82. The number of claims staked by Mr. Bolstridge and his partners totaled approximately 1100 by the end of 1982. These claims now comprise the holdings of Kin Alaska Partnership (which has no present relationship with Caldera Corporation) and constitute the Mount Susitna area of interest. They are now under lease by Au International, Inc. and Caldera Corporation

Exploration of the subject claim group includes several events between 1980 and 1991. Rodney Blakestad, then residing in Fairbanks, Alaska, first examined the claim area in September 1980. He conducted additional limited exploration in the area in 1981-1982, 1985-86, and 1988. Cameron McKay, of Reno, Nevada and the Wrather Corporation, of Beverly Hills, California, conducted joint exploration of the claim area in 1981-82. Basil Bolstridge, in conjunction with the Kin Alaska Partnership, conducted evaluations and development work on the claims throughout the period 1980-87. Robert A. Flounders, of Orlando, Florida, worked on the claims in 1988-89. Gerald Clay, Bill Attwood, and others of Anchorage, Alaska conducted sampling on the property in 1989. Jim Halloran, of Anchorage, Alaska, conducted sampling on the property in 1990. Blakestad conducted sampling on the property in 1992. See subsequent data for results of this sampling program. To the extent possible, reports concerning the results of these individual exploration, development, and evaluation efforts have been accumulated by the

Company. These reports indicate that a total of $1,226,188 was reported to the State of Alaska as having been spent between 1988 and 1994 exploring the claims of Au International, Inc..

     RESULTS OF PREVIOUS EXPLORATION AND MINERAL EVALUATIONS

Refraction Seismic Survey

A refraction seismic survey was conducted for Wrather Corporation by Paterson, Grant and Watson, of Ontario, Canada, in 1981 to determine the depth to bedrock in a portion of the Susitna Lowlands. The survey consisted of two parallel lines; one, 6.2 miles long and the second, 1.5 miles long. The longer, northern line is about 1/2 mile south and parallel to the Castle Mountain fault. The results of the survey suggest that there is a seismic reflector (Kenai Formation?) beneath the glacial over-burden at depths that vary between 10 and 150 feet from the surface.

The interpretations of the survey results are difficult because there is little or no velocity contrast between the glacial overburden and Tertiary bedrock. However, the two profiles suggest three depressions in the bedrock that range from 75 to greater than 150 feet in depth. These depressions are possibly subsurface canyons eroded into the underlying Tertiary sediments by glacio-fluvial processes.

Placer Sampling Work By Rodney Blakestad

Blakestad (1985) reports gold values for eight pan-concentrate samples using amalgamation recovery techniques. He describes the gold as fine grained, visible gold associated with fine grained, heavy, black sands. The average of these eight pan samples was $5.09 per in-place cubic yard, using a gold value of $400.00 per Troy ounce and an 850 fineness factor (i.e. 85% pure).

Additional samples were collected and analyzed from gravels over widely spaced locations along the Lewis, Theodore, and Beluga Rivers. The results of fire assay and atomic absorption analyses for 45 samples are shown in Table 1. Field notes indicate that all the samples were taken from less than five feet below ground surface. The average of the 45 samples is $4.73 per cubic yard (/CY) of the material sampled, after conversion back to in-place values and using $400.00 per Troy ounce as the price of gold.
The wide variation in values from non-detectible to $99.00/CY is a reflection of Blakestad's admittedly inconsistent sampling techniques and expected variations between sample horizons.

                    Work By Attwood and Clay

Attwood and Clay (1990), in a report prepared by the Alaska Assay Office of Wasilla, Alaska, give data for 34 testpit samples collected in the Lewis and Theodore River areas. A technique described as "Small Plate Amalgamation" or "SPA" was used to confirm the "rumors of microscopic or 'no-see-um' gold on the Susitna properties". Although the sampling program was set out to analyze the finer grained fraction of gold in the Lewis and Theodore River sediments, the SPA technique is not considered to be a standard analytical technique and thus the results are highly questionable. SPA values of 0.043 ounces per ton in the clay-silt size fraction of 31 samples were reported by Attwood and Clay (1990). Values of 0.029 and 0.0029 ounces per ton were reported for the sand-silt and sand-gravel components of the area sediments, respectively.

                         Work By Halloran

Halloran (1990), of Anchorage, Alaska, reported two sets of values for samples taken from the Theodore, Lewis and Beluga Rivers. The data is presented in Table 3. Both sets of sample data are from near-surface gravels. The first set of samples consisted of 11 samples reportedly obtained from Mr. Clay's sampling of the Mount Susitna properties. The results are suspect because the average value of the 11 samples was $1,686/CY using 900 fineness and $400 per ounce gold value. Furthermore, it is characteristic of all gravels in the project area to contain large amounts of heavy mineral concentrates that follow the gold in mechanical concentration.

FOR THE RESULT OF ALL SAMPLING IN TABLE FORM PLEASE SEE THE FORM
10 ON FILE. (In the Edgar system.)

Overall Evaluation of Sampling.

Management believes these preliminary results are supportive of further work on the property.

                              CHILE

           QUEBRADA LA HIGUERA DE SAN PEDRO DE QUILES

The option on the property in Chile came from Oro Rio Ltd. and consists of 2,322 acres of claims located on Quebrada La Higuera (Fig Tree Creek) which is located 210 miles north of Santiago and 15 miles on a dirt track to the east of the Pan American Highway and Pacific Ocean. There are three access roads into the property, the 15 mile one being the shortest. The option is to obtain a ninety (90%) percent share in the property in exchange for $250,000.00 US dollars to be paid in common stock of Caldera Corporation at the current value of the stock (which, for discussion purposes, is established at $1.00. The value of the option is carried on the books of the Company at the par value of the stock.) The Company's stock has no market value. The option was for a period of nine months from the 19th day of August, 1994 and has been extended.

To date the Company has issued 250,000 shares of common stock to Oro Rio Ltd. in anticipation of exercising the option. The Company has attributed (for discussion purposes only) a value of $1.00 per share for this stock in the absence of an established market. The Company's stock has no market value. The Company and Oro Rio Ltd. are not affiliated nor does any other business relationship exist between the parties. This purchase price was arrived at by arms length bargaining.

The origin of this creek is out of the Cordons Los Justos and De La Piedra Parada Mountains. It flows northerly into a main estuary Estero De Quiles, which ties into a major drainage area flowing into the Pacific. Most of the creek area is open with gentle, sloping, alluvial benches into the hillsides. There are two narrow areas opening into alluvial benches and bars.

Oro Rio, Ltd has filed claims on 2,322 acres under the name Lobo Solitario and Leon on Quebrada La Higuera. The Claims begin at the junction with Estero de Quiles. The lower claims (Lobo 1-2-3-4) contain 1,000 acres. The Leon claims are for 460 acres and the Solitario claims are for 862 acres. Between these two claims is another 1,000 acres of placer property which is under a lode mining claim owned by a nearby copper mine. In Chile, a mining claim covers both hardrock and placer, whereas in the U.S. they can be separate. There is a working agreement with the copper Company to mine placer gold on their property for a small rental fee.

Other than Oro Rio's test work there is no formal written history on placer operations in this area. There are however, a number
of piquenero diggings in the area.   A piquenero is a small
miner-prospector who makes his living much like a "49er". Almost all side canyons into La Higuera show piquenero activity, but are usually not worked until there is rain water for their sluices. The Creek itself always has water.

There is one operating copper mine and a calcium carbonate mine in the area. Some drilling was done in 1990 for gold, but so far, no production. There was an operating placer mine four miles north from the Lobo claims. They finished working out their claims and moved out, but there are piqueneros there gleaning gold that was missed off the bedrock. There was another placer mine 3 miles west from the Solitario claims that was cleaned out about 1989. The locals say both were highly successful even though the method of mining was primitive. Both of these operations were done by Chilean people.

                            SERVICES

The town of Ovalle is 1-1/2 to 2 hours by car north of the property. It has all services. Also one hour from Ovalle are two larger towns, Coquimsbo and La Serena.

                           TEST WORK

Testing by Oro Rio was accomplished using a rubber tired Ford 555 backhoe for trenching test pits. Material was processed with two small test plants, wooden sluices, and a rocker box. Concentrates were hand panned to black sands and amalgamated. Bulk samples were fed into a test plant with the backhoe. Other samples were fed by five gallon buckets to control yardage, and the material was hand-scrubbed. The hand-washed gravels came out much cleaner. With a good wash plant, all material could be cleaned well.

The test holes indicated an average of 0.8 grams of gold per cubic yard. Management believes this preliminary result is supportive of further work on the property.

Costs Associated With Maintaining The Properties

Upon exercising the options, the Company assumes payment of all licenses and existing lease agreements concerning the Alaskan property being leased as well as the remainder of Au International's claims. This includes a current annual rental to the State of Alaska of $41,560.00 and annual assessment work required in the amount of $111,000.00. If the Alaskan property is mined the Company shall pay to Au International, Inc. four (4%) percent of the net smelter return of the mining production on the property. Royalties of 12% to the previous claim owners (Kin Alaska) would also be payable if the claims were mined. The company has paid the $41,560.00 to the State of Alaska for 1994. Due to the current litigation over the Alaska claims no rental payments or assessment work has been done since 1994. Alaska returned the 1994 rental payment to the Company. Counsel has advised the Company that neither rent nor assessment obligation accrue during the period of litigation. If the Company wins the litigation with the State of Alaska it may have to repay the 1994 rental payment. The Company does not currently have the money with which to pay this rent. Management believes the officers and directors of the Company will loan the Company the money to pay this rent if necessary. The Company cannot expect to raise this capital until the litigation is concluded in Alaska.

The Chilean properties will require approximately $12,000.00 in work and fees to keep the claims in good standing. The Company cannot expect to raise this capital until the litigation is concluded in Alaska.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently appealing, to the Alaska Supreme Court, the decision of the Superior Court to uphold a decision of the Commissioner of the Department of Natural Resources of the State of Alaska that an affidavit of annual labor was not timely filed on the Alaskan properties. The Company did file an affidavit of assessment but it did not name all of the claims. Statutes give two years to amend the affidavit. Management believes the Commissioner did not adhere to the statute. Management believes the appeal will be successful. If the appeal is not successful the properties will be lost. The properties would then have to be restaked or abandoned. Restaking would involve about ninety days work and could cost as much as $500,000.00. Currently there is no legal impediment to restaking the property at the conclusion of the litigation. If the Company loses the litigation it would have no priority over the general public in regard to restaking the property. The Appeal is now in the briefing stage.

Although not currently in litigation, management believes that the current owners of the Beluga Mining Company feel that Caldera has defaulted on the provisions of an option agreement between the two companies by the failure to pay the rental fees of Seventy Thousand ($70,000) to the State of Alaska for certain mining claims held by Beluga. The company had an option contract with Beluga similar to the one with Au. The Company did not exercise the Option. Management does not believe the company has any obligation to pay this debt.

Management does not know of any other potential litigation involving the Company which may be filed in the future.

ITEM 4 Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 27, 1996 the shareholders voted to change the name of the Company from Caldera
Corporation, Inc., to Caldera Corporation.

At the annual meeting of shareholders on April 27, 1996 the shareholders elected Richard R Cook, Rita R Cook, Buster LaMoure, Dr Edwin T Presley, Darold Schonsheck, Steven D Shoup, Jack Spencer, Donald S Thayer and James A Thumser Directors of the Company.

No other matters were submitted for vote to the security holders in 1996.

At the annual meeting of shareholders held April 26, 1997 at Daytona Beach, Florida the shareholders voted:

      a.  To vend out the assets of the Company to Au
          International, Inc. in return for the assumption of all of the Company's liabilities by Au International, Inc. Said vote was by all 11,944,500 shares present.

       b. To elect only three directors. Said vote was by all 11,944,500 shares present.

       c. To reverse split the stock 100 to 1 effective date of June 30 1997. There being 166,250 shares outstanding after the split. Said vote was by all 11,944,500 shares present.

Thus rendering the Company inactive.

                         PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no market for the Company's stock.

There are approximately 75 shareholders of the Company's stock.

The Company has declared no dividends for the past 5 years and does not expect to declare any dividends this year since it has no income.

Item 6. Management's Discussion and Analysis or Plan of
Operation.

Subsequent significant event: The stockholders have voted at the annual stockholder meeting on April 26, 1997 to vend out all assets of the Company in return for assumption of all of the Company's liabilities thus rendering the Company totally inactive.

At the annual meeting of shareholders held April 26, 1997 at Daytona Beach, Florida the shareholders voted:

      a.  To vend out the assets of the Company to Au
          International, Inc. in return for the assumption of all of the Company's liabilities by Au International, Inc. Said vote was by all 11,944,500 shares present.

      b. To elect only three directors. Said vote was by all 11,944,500 shares present.

       c. To reverse split the stock 100 to 1 effective date of June 30 1997. There being 166,250 shares outstanding after the split. Said vote was by all 11,944,500 shares present.

Thus rendering the Company inactive.

The Company was dormant from February 1986 until February 1994. On February 7, 1994 Eugene G Harris agreed to transfer control of the Company to an investor group. The new controlling stockholders took control on May 3, 1994 and provided the capital to initiate a reorganization program. During 1994 the primary activities of the Company involved obtaining office space and equipment, acquiring options for several mining leases, selling stock to officers, directors and private individuals to finance these activities and preparing legal and financial documents required by the reorganization and these operations.

Management believes the cost of exploration in Alaska and Chile will be approximately $600,000.00. This money, if raised, will be used to explore the Alaska claims by drilling core samples and running a test leach facility. The period of testing in Alaska will cover two years. Management believes this level of testing will provide enough information to determine the probable amounts of minerals and their location. This exploration activity in Alaska will require about $400,000.00. If probable amounts of minerals are found further intensive sampling will be required to determine provable reserves. The claims in Chile will be sampled with backhoe and front end loader. Management believes this level of testing will determine if probable amounts of minerals exist. If probable amounts of minerals are found a small placer operation would be commenced. These activities will require about $200,000.00. The Company cannot expect to raise this capital until the litigation is concluded in Alaska.

The Company is inactive until such time as capital is raised for exploration. Because of the lack of capital there is no plan for exploration in the coming year.

As noted above the Company is currently inactive and has had no significant exploration work since 1990, therefore any management functions are minimal and not properly considered as expenses. Management functions are not now considered to be material in properly reflecting the costs of operations.

Item 7. Financial Statements.

The Financial statements are attached hereto directly after the signature page.

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.

          None

                        PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16 (a) of the Exchange
        Act.

               DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors:
     Term of Office for all expired April 27, 1997

  Name                  Age       Position Held with Company
_______________________________________________________________

Richard R Cook           52             Director
Rita R Cook              50             Director
Buster LaMoure           64             Director
Dr Edwin T Presley       68     Chairman, Board of Directors
Darold Schonsheck        54             Director
Steven D Shoup           36             Director
Jack Spencer             53             Director
Donald S Thayer          68             Director
James A Thumser          66             Director


Identification of Officers:
     Term of office for all expired April 27, 1997

Name                    Age       Position Held with Company
_______________________________________________________________

Buster LaMoure           64   President
Darold Schonsheck        54   Vice President
Richard R Cook           52   Counsel
Donald S Thayer          68   Secretary
James A Thumser          66   Treasurer

The following sets forth the Officers and Directors elected April
27, 1997 to serve until replaced:

  Name                  Age       Position Held with Company
_______________________________________________________________

Richard R Cook           52             Director
Donald S Thayer          68             Director
James A Thumser          66             Director


Name                    Age       Position Held with Company
_______________________________________________________________


Richard R Cook           52        President
Donald S Thayer          68        Secretary
James A Thumser          66        Treasurer

Officers of the Company serve at the will of the Board of Directors. Presently the Company has no employment contracts with any of its officers.

Brief biographies of the officers and directors of the Company are set forth below. Each director holds office until the next annual meeting or until his death, resignation, retirement, removal, disqualification or until a successor has been elected and qualified. Vacancies in the existing board are filled by a majority of the remaining directors.

Biographies:

BUSTER LaMOURE -- President and Director

On May 3, 1994, Mr LaMoure became the President and a member of the Board of Directors of the Company. His duties are the general administration of the Company, carrying out the policies established by the Board of Directors. From 1990 to date he has worked as a consultant to persons dealing with public land issues. He has a small placer gold mining claim which he has operated himself. These activities do not conflict with his duties to Caldera Corporation. Prior to starting his own business, Mr LaMoure served as the Director, Minerals and Geology, for the USDA Forest Service from 1986 to 1990. During this time he was responsible for the management of natural resources on 193 million acres of public land in the United States.

Additionally, Mr LaMoure has extensive geological experience. He served as the first full-time geologist for the Gallatin National

Forest from 1972 to 1974. His responsibilities involved the evaluation of mining claims for validity, and determination of the mineral character of all lands involved in land exchanges and withdrawals. He also advised on mineral development for multiple use plans, and evaluated road location and timber sales to achieve geologic stability. From 1971 to 1972 Mr LaMoure served as a geologist with the USDA Forest Service where he participated in the promulgation of the first regulation to effect the 1872 Mining Law on public lands. He also evaluated the slope stability of roads and timber harvest areas, and determined the mineral potential of lands to be exchanged or withdrawn from mineral entry.

He received his BA Degree in Geology from the University of Montana in 1970. In addition, Mr LaMoure has forty hours of graduate study towards his Masters Degree, and has also received his Senior Executive Ranking Certificate from the USDA Executive Training Program.

DAROLD SCHONSHECK -- Vice President and Director

Mr Schonsheck was elected Vice President and Director on May 3, 1994. He assists Mr LaMoure in the administration of the Company. In 1983 Mr Schonsheck formed Daytona Motel Consultants, Inc and has been President and Chief Administrator of that Company since that time. This Company has sixty-five employees and is currently operating five ocean front hotels in Daytona Beach, Florida. He is responsible for all facets of operation and maintenance for this property management Company.

In addition, he is a Director of the Greater Daytona Beach Hotel and Motel Association, a member of the Volusia County Advertising Council, a member of the Ramada Management Association, a staff member of Take Part II, which is a city, county, and private venture to attract a major family entertainment park to Daytona Beach, a Member of the Volusia County Board of Realtors, and a member of the Christ Presbyterian Church.

He received a BS degree from the Eastern Michigan University in 1968, and an MS degree in Geography - Geology in 1970.

DR EDWIN T PRESLEY -- Chairman of the Board of Directors

Dr Presley was elected to the Board of Directors of the Company on May 3, 1994. He was chosen Chairman of the Board of Directors on September 22, 1994. From 1985 to the present Dr Presley has been acting as a veterinarian consultant in Florida, and has taken several nonactive investment positions in various gold mining companies during that period. Between 1955 and 1985 Dr Presley owned and operated two veterinary clinics in New York State.

He received a BS degree in premedicine from Houghton College, and a Doctor of Veterinary Medicine degree from the New York State
Veterinary College at Cornell University in 1955.  He passed the
National Board Exams in Veterinary Medicine in 1985.

DONALD S THAYER -- Corporate Secretary and Director

Mr Thayer was elected to the Board of Directors and as Corporate Secretary of the Company on May 3, 1994. As Corporate Secretary he maintains the books and records of the Company. From 1984 to the present he has been a consultant in Product Assurance. From 1972 to 1983, as a GE employee, he was a consultant to the Naval Air Systems Command and the Naval Material Command in Washington during the design and development phases of several missile, aircraft, helicopter, electronic warfare, and avionics programs. During this period he represented the Joint Cruise Missile Project Office at the McDonnell Douglas Company in St Louis during the design and development testing of the Navy's Tomahawk Cruise Missile. From 1962 to 1972 he was a consultant to the

NASA Office of Manned Space Flight's Apollo Program Office in the development of written standards for the control of the reliability of Apollo Moon landing hardware systems and equipment. During this period he represented the NASA Apollo
Program Office at the Kennedy Space Center, the Manned Spacecraft
Center, and led the audit of the performance of NASA and contractor hardware activities program wide.

From 1952 to 1962 he graduated from General Electric Company's three year Manufacturing Management Program (equivalent to an MS degree in Engineering Management) and had increasingly more responsible assignments in manufacturing and product assurance of diverse GE products.

He is an alumnus of MIT and the University of Vermont where he earned BS degrees in Industrial Engineering in 1950 and Economics in 1951. He has completed over 30 GE (non-credit) courses in finance, engineering, manufacturing processes, etc; and several postgraduate (credit) courses in languages, computer programming and the sciences.

He is presently President and a Director of the Association for Retarded Citizens - Volusia County, President of the Civitan Club of Ormond Beach, Florida, Life Member of the US Navy League, a senior member of the GE Elfun Society, and a Shriner.

JAMES A THUMSER -- Treasurer and Director

Mr James A Thumser was elected Treasurer and a Director of the Company on May 3, 1994. As Treasurer he is in charge of keeping the financial records of the Company and participates in the establishment of financial policies of the Company. From 1987 to the present he has performed various roles as a financial consultant for those seeking financing, and Income Tax assistance. From 1955 to 1987 he was employed by the General Electric Company in increasingly more responsible financial positions. From 1975 to 1978 he was a Manager of Division Auditing and Financial Analysis; from 1978 to 1981 he was a Consultant in Government Contract Practices; from 1981 to 1986 he was a Manager of Contract Practices, and from 1986 to 1987 he was a Specialist in Education and Training in Government Contract Compliance for the GE Aerospace Group.

From 1951 through 1955 Mr Thumser saw active duty with the US Air Force. He graduated from Queens College in New York City in 1951 with a BA degree. He has served as the treasurer and a director of the Wildwood Property Owners Association, a director and auditor for the Seychelles Condominium Management Association, and an officer and a senior member of the GE Elfun Society.

RICHARD R COOK -- Corporate Counsel and Director

Mr Cook was elected as Corporate Counsel on December 1, 1994, and was elected to the Board of Directors on April 22, 1995. From 1988 to the present Mr. Cook has been Counsel and Director for Au International, Inc. He has raised money for Au and devoted a substantial amount of his time to the operation of Au. During this time period he has also been actively involved as a consultant and fund raiser with The Great Alaska-Yukon Mining and Trading Company, Inc., a closely held company attempting to develop an entertainment complex in Orlando, Florida based upon an Alaskan theme.

He is licensed to practice law in Florida, and is engaged in the part-time practice of law. His practice is devoted mainly to wills, trusts and corporations.

He holds A.B. degree in Psychology from Indiana University,
Bloomington, Indiana.  He holds J.D. degree in Law from Indiana
University, Bloomington, Indiana.

RITA ROEPKE COOK -- Director

Rita R Cook became a Director of the Company on May 3, 1994.  Ms
Cook has been in real estate development and investment since
1970.  She has been the corporate Secretary of the Volusia Lake

Realty Corporation for the past fifteen years keeping the books and records of that privately held real estate corporation.

In 1991, Mrs Cook acquired her real estate salesperson license from the State of Florida. She is an associate for referrals with the Central Florida Referral Association, a subsidiary of Ideal Real Estate - Coldwell Banker in DeLand, Florida.

STEVEN DANIEL SHOUP -- Director

Steven D Shoup became a Director of the Company on May 3, 1994. He is currently serving as a consultant to Salen Herky Asset Conservation Enterprises, Inc in Indianapolis, and is responsible for real estate analysis and acquisitions. From 1991 to 1992 he had a similar position with John Candlish in Knoxville, TN of the Candlish Group & Waymouth, NV. From November 1990 to 1991 he served with Warren Johnson and Stephen Smith, TGE, Inc. in Carmel, Indiana in a similar position. His current business also includes working as the President of the S Group, Inc which is engaged in real estate enterprises and property management in the Marion, Indiana area. He is also President of The Express, Inc. of Upland, IN specializing in convenience store management, new acquisitions and development; and he is President of Self Storage Incorporated of Indianapolis which specializes in management and development of new acquisitions.

In 1984 Mr Shoup graduated from the Indiana Wesleyan University with a BS in Business Management and Computer Information Science. He is a competitive triathlete on the United States Triathlon Series, and a competitive Snowboarder on the SSA series. His hobbies include restoring cars, photography, and computers.

JACK N SPENCER -- Director

Jack Spencer became a Director of the Company on May 3, 1994. He currently serves as the Associate Director for Management and Operations of the Center for Disease Control (CDC) and Prevention in Atlanta, GA. He serves as Deputy Director for CDC's largest Division, and as such is responsible for directing all of the management activities for the division, including an annual budget of over Three Hundred Million Dollars, and a staff of 750 employees. From 1984 to 1988 he served as the Assistant Director for Operations in the CDC Division of Sexually Transmitted Disease (DSTD), and from 1981 to 1984 he served as Supervising Public Health Advisor, DSTD where he was technical consultant to thirteen State Health Departments. From 1976 to 1981 Mr Spencer was Chief, Los Angeles County STD Control Program where he directed a staff of 300 County, State and Federal Employees.

From 1974 to 1976 he was Senior Public Health Advisor in the Minnesota Department of Health, and from 1972 to 1974 he was Assistant State STD Representative with the New Jersey Department of Health. From 1967 to 1970 he was Supervising Public Health Advisor with the Preventive Medicine Unit Number Two of the US Navy in Norfolk, VA, and from 1965 to 1970 he was Program Representative in the Buncombe County Health Department in Asheville, NC.

Mr Spencer graduated from the Maryville College in Tennessee with a BA degree in Sociology. He has published a number of papers on sexually transmitted diseases and has received several public service recognition awards from 1983 through the present. He has been active in youth soccer activities since 1974, is a Director of Au International, Inc. (a Company from which the registrant has obtained some of its option claims (see Item 3)), and Vice President of The IOU Investment Club of Atlanta.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

      (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
      (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

      (I)acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

      (ii)engaging in any type of business practice; or

   (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

      (4)was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

      (5)was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.
      (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to Section
12(b) of the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth as of December 31, 1996, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act.
                                                    Report to
Name of Person              Position                be Filed (1)
--------------              --------                ------------
Richard R Cook              Director                 Form 3
Rita R Cook                 Director                   "
Charles A Gaetano           Director                   "
Buster LaMoure              Director,Officer           "
Dr Edwin T Presley          Director                   "
Darold Schonsheck           Director,Officer           "
Steven D Shoup              Director                   "
Jack Spencer                Director                   "
Donald S Thayer             Director,Officer           "
James A Thumser             Director,Officer           "

There was no public solicitation of stock sale during this period of delinquency for filing Form 3s. The only sales of the Company's stock are as set out herein.

Item 10. EXECUTIVE COMPENSATION

the issuance of 32,500 shares of stock to each director for each year of active service has been authorized. None of this stock has been issued. Officers have received no compensation or remuneration to date from the Company for serving in these positions other than partial reimbursement for out-of-pocket expenses incurred on behalf of the Company during the years ending with the effective date of this document. Future salaries of the officers and directors will be set by the Board of Directors depending upon the financial condition of the Company, and may include bonuses, health insurance and other compensation as the Board of Directors may award.

Out-of-pocket expenses are defined as the monies expended on behalf of the Company while engaged in Company business such as

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Subsequent significant event: The Directors have adopted a non-qualified stock option plan attached to this filing immediately after the financial statement.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
_________________________________________________________________

Title of Class     Name and Address    Amount and Nature  Percent
                 of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock     Cypress Bend Trading -1   6,279,000       38
                 Company, Inc.
                 2253 River Ridge Road
                 DeLand, Florida 32720

Common stock     Eugene G Harris -2        1,000,000        6
                 5885 NW 18 Street
                 Miami, Florida  33152

Common stock     Susan Freeman, Trustee     1,000,000       6
                 4250 North Michigan Ave
                 Miami, Florida  33140

Common stock     Au International, Inc -3  2,500,000       15
                 Post Office Box 1929
                 DeLand, Florida 32721

Common stock     Robert Flounders -4       2,500,000       15
                 5171 West Winds Drive
                 Orlando,  FL  32819

-1  Cypress Bend is owned and controlled by Company Management.
Cypress Bend owns shares of the Company received from Eugene G.
Harris at the time the current investor group took control of the Company.

-2 Eugene G. Harris may be deemed to be "parent" and Promoter" of the Company under rules and regulations of the Securities Act of 1933 by virtue of his ownership of common stock and his efforts in the organization of the Company.

-3  It should be noted that Richard R. Cook, Edwin T. Presley,
Darold Schonsheck, Jack Spencer and Donald S Thayer, directors of the Company, are also directors of Au International, Inc. from which the Alaska leases were obtained.

-4  Includes 2,500,000 shares held by Au International,Inc. Mr.
Flounders is Chairman of the Board of Directors of Au
International, Inc. and has shared power to vote or control the disposition of such shares.

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who will then be officers and directors of the Company.

                SECURITY OWNERSHIP OF MANAGEMENT
_________________________________________________________________

Title of Class   Name and Address     Amount and Nature  Percent
                of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock      Mr Richard R Cook -5-6     8,779,000     53
                  Corporate Counsel, Director
                  2253 River Ridge Road
                  DeLand, Florida  32720

Common stock      Mrs Rita R Cook               500,000      3
                  Director
                  2253 River Ridge Road
                  DeLand, Florida 32720

Common stock      Mr Charles A Gaetano -6    6,779,000     41
                  Director
                  311 Turner Street
                  Utica, New York  13501

Common stock      Mr Buster LaMoure               none       0
                  President
                  1026 Highway 93 North 15
                  Salmon, Idaho 83467

Common stock      Dr Edwin T Presley -5-6    9,279,000      56
                  Chairman, Board of Directors
                  828 John Anderson Drive
                  Ormond Beach, Florida 32176

Common stock      Mr Darold Schonsheck -5-6  9,280,000      56
                  Vice President
                  315 Rio Pinar
                  Ormond Beach, Florida 32174

Common stock      Mr Steven D Shoup -6       6,779,000      41
                  Director
                  424 West 30th Street
                  Marion, Indiana 46953

Common stock      Mr Jack Spencer -5-6       9,279,000      56
                  Director
                  608 Mallory Court
                  Stone Mountain, Georgia 30087

Common stock      Mr Donald S Thayer -5-6    9,279,000      56
                  Corporate Secretary, Director
                  6 Fountainebleau Circle
                  Daytona Beach, Florida 32118


Common stock      Mr James A Thumser -6      6,779,000      41
                  Treasurer, Director
                  3855 South Atlantic Ave, 306
                  Daytona Beach Shores, Fl 32127

Common stock      Officers and Directors     12,780,000     76.9
                  as a group

-5 Includes 2,500,000 shares held by Au International,Inc. Richard R. Cook, Edwin T. Presley, Darold Schonsheck, Jack Spencer, and Donald S Thayer, directors of the Company, are also directors of Au International, Inc. from which the Alaska leases were obtained and have shared power to vote or control the disposition of such shares.

-6 Includes 6,279,000 shares held by Cypress Bend Trading Company, Inc. Richard R. Cook, Charles A. Gaetano, Edwin T. Presley, Darold Schonsheck, Steven D. Shoup, Jack Spencer, Donald S Thayer, and James A. Thumser, directors of the Company, are also directors of Cypress Bend Trading Company, Inc. and have shared power to vote or control the disposition of such shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into several agreements of which management believes the potential investor should be aware. They are as follow:

Sale of Investment Stock

On May 1, 1994 Eugene G Harris sold 3,200,000 shares of Sky Freight, Inc. to Susan Freeman for $0.0005 per share. On May 3, 1994 Eugene G Harris exchanged 36,400,000 shares of his Sky Freight, Inc. common stock for 7,280,000 shares of the post split Caldera Corporation common stock, par value $0.0025. On May
3, 1994 Mr Harris conveyed 6,280,000 shares of common stock to the Cypress Bend Trading Company, Inc. the only consideration being Cypress Bend's promise to try to turn Caldera into a going concern.

In May 1994 and March 1995, the Company sold 4,000,000 shares of authorized but unissued common stock for $ 10,050 to certain officers and directors of the Company as follows:

On or about the 25th day of May, 1994 the Company sold 500,000 shares of common stock to Rita R Cook for $1300; on or about the 25th day of May, 1994 the Company sold 500,000 shares of common stock to Charles A Gaetano for $1250; on or about the 25th Day of May, 1994 the Company sold 500,000 shares of common stock to Dr Edwin T Presley for $1250; on or about the 25th day of May, 1994 the Company sold 500,000 shares of common stock to Darold Schonsheck for $1,250; on or about the 25th day of May, 1994 the Company sold 500,000 shares of common stock to Steven D Shoup for $1,250; on or about the 25th day of May, 1994 the Company sold 500,000 shares of common stock to Jack N Spencer for $1250; on or about the 25th day of May, 1994 the Company sold 500,000 shares of common stock to Donald S Thayer for $1,250. In March 1995, the Company sold 500,000 shares of authorized but unissued common stock for $1,250 to James A Thumser an officer and director of the Company.

All of the above named persons have signed an "Investment Letter" stating that they have purchased their shares for investment purposes only, and that they will not sell any of their shares for the thirteen months next succeeding the date they purchased same, unless subject to an exemption from registration (other than Rule 144), under the Securities Act of 1933 or unless they duly register said shares in accordance with the provisions of said act.

As of the effective date this document the Company has sold shares of its common stock to 10 individuals at a price of $1.00 per share in lots of 1000 shares. The proceeds of these sales of common stock have been used in the startup operations of the business for such things as office rent, office supplies, and travel expenses; as follows:

In October 1994, the Company sold 3,000 shares of authorized but unissued common stock for $3,000 to private individuals. In November 1994, the Company sold 2,000 shares of authorized but unissued common stock for $2,000 to private individuals. In January 1995, the Company sold 1,000 shares of authorized but unissued common stock for $1,000 to private individuals.

In February 1995, the Company sold 10,000 shares of authorized but unissued common stock for $10,000 to private individuals. In April 1995, the Company sold 2,000 shares of authorized but unissued common stock for $ 2,000 to Darold and Sheila Schonsheck. Mr. Schonsheck is an officer and director of the Company. In May 1995, the Company sold 1,000 shares of authorized but unissued common stock for $1,000 to a private company.

Other than sales to officers, directors or their spouses the Company made no public solicitation for sales. Only eight persons were contacted to purchase stock all were friends of officers or directors. Virtually all of these contacts were made at the dinner or breakfast tables. Only one person solicited for purchase of stock did not purchase. These sales are exempt from registration as Section 4 (2) of the Securities Act of 1933 exempts transactions not involving a public offering.

Management requested that Standard & Poor Corporation issue a
CUSIP number to properly identify the stock certificates of the Company once a market for the Company's stock has been established. S & P assigned "CUSIP 12877P 10 9" as the formal identifying number for the Company's stock certificates.

The officers and directors of the Company maintain a close relationship with Au International, Inc., a chapter S corporation organized in 1990. Au International, Inc. is currently the owner of mining claims on approximately 43,000 acres of land in the State of Alaska, of which approximately 7,320 acres have been optioned to the Company. Interest and familiarity in these Alaskan lands on the part of some of the Company's officers extends back to 1985. The officers, directors and significant shareholders of Au International, Inc. who are officers and/or directors of the Company (with the exception of Mr Flounders who is not an officer or director of the Company) are as shown in the table below.
_________________________________________________________________

Office Held in Au      Name and Address of Au    Percentage of Au
  International            Office  Holder          Stock  Owned
_________________________________________________________________
Chairman, Board of       Mr Robert A Flounders         14.0
    Directors            5171 West Winds Drive
                         Orlando, FL  32819

President  and           Mr Donald S Thayer             6.09
   Director              6 Fountainebleau Circle
                         Daytona Beach, FL  32118

Corporate Counsel        Mr Richard R Cook              4.75
                         2253 River Ridge Road
                         DeLand, FL  32720

Secretary, Treasurer     Mr Darold Schonsheck           4.91
    and Director         315 Rio Pinar
                         Ormond Beach, FL  32174

Director                 Dr Edwin T Presley             7.75
                         828 John Anderson Drive
                         Ormond Beach, FL  32176

Director                 Mr Jack N Spencer              5.0
                         608 Mallory Court
                         Stone Mountain, GA  30087

The following officers of the Company do not hold offices in Au, but are significant share owners of Au International, Inc.:

                         Mrs Rita R Cook                1.25
                         2253 River Ridge Road
                         DeLand, FL  32720

                         Mr James A Thumser              .50
                         3855 South Atlantic Ave., 306
                         Daytona Beach Shores, FL  32127

Item 13. Exhibits and Reports on Form 8-K
                                                Page
Accountant's Independent Auditor's Report        33
Financial Statements

--Balance Sheet  December 31, 1996               34

--Statement of Income and Accumulated
  Earnings (Deficit) for the years
  1996 and 1995                                35&36

--Statement of Cash Flows for the year ended
  December 31, 1996 and 1995                     37

--Statement of Stockholders' Equity
  for the years 1995 and 1996.                   38

--Notes to Financial Statements                 39-42

--Non qualified Stock Option Plan                   43-49

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Caldera Corporation



                              By:Richard R. Cook
Date:July 7, 1997            Richard R. Cook, President

                     Marvin B. Seidman, CPA

                   CERTIFIED PUBLIC ACCOUNTANT

                       8501 S. W. 29th Street
                        Miami, Florida 33155
                          (305) 221-8271


                  INDEPENDENT AUDITOR'S REPORT

To: The Board of Directors
    Caldera Corporation
    Daytona Beach, Florida

I have audited the accompanying balance sheet of CALDERA CORPORATION ( a development stage Company) as of December 31, 1996, and the related statements of income and accumulated earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the management of Caldera Corporation. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

Subsequent to the date of the Financial statements, the Company sold its assets, and also reverse stock split ( see Note 10).

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caldera Corporation as of December 31, 1996, and the results of its operations and cash flows the two period then ended in conformity with generally accepted accounting principles.

ss/Marvin B. Seidman

Marvin B. Seidman, CPA

Certified Public Accountant

July 22, 1997

                      CALDERA CORPORATION
                         BALANCE SHEET

                    AS OF DECEMBER 31, 1996


                            ASSETS

  CURRENT ASSETS:
    Cash in bank                        $            233
       PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of $2,176
    AND $994 (notes 2 and 10)                      4,272

  OTHER ASSETS:
    Mining Leases (notes 4, 5, 6 and 10)           6,875
    Advance Deposits (note 10)                     1,816
                                                   ______
      TOTAL ASSETS                             $  13,196
                                                  ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and Stockholder Payables (note 10) $  1,135
    Notes Payable - Stockholders (notes 7 and 10) 51,698
    Accrued interest on notes (note 10)            3,674
                                                 _______
Total Current Liabilities                         56,507


  OTHER LIABILITIES:
    Mining lease dispute                          41,560
    Certificate replacement                          100
                                                  ______
Total Other Liabilities                           41,660

  STOCKHOLDERS' EQUITY:
    Common stock $.0025 par value
    200,000,000 shares authorized,
    166,250  shares issued and
    outstanding (note 10)                            416
    Additional paid in capital                    60,149
    Accumulated deficit                         (145,536)
                                                _________
                   Total Stockholders' Equity    (84,971)
                                                 _______
  TOTAL LIABILITY AND STOCKHOLDERS EQUITY    $    13,196
                                                ========
           The accompanying notes are an integral part of these financial statements

                        CALDERA CORPORATION

         STATEMENT OF INCOME AND ACCUMULATED DEFICIT

           FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995

                                         1996          1995

  REVENUE:                             $  -0-       $  -0-

  EXPENSES:
    Mining Leases (note 8)                -0-          -0-

    Selling, General & Administrative     16,782      15,282

    Legal and accounting        (note 1)   4,200       5,150

    Interest (note 7)                      5,155       4,778

    Depreciation  (note 2)                 1,182         778
                                           _____       ______

  NET (LOSS)                           $ (27,319)   $ (25,988)
                                         ========     ========
      (LOSS) per share                     (.164)      (.156)
                                   ======      =======





        The accompanying notes are an integral part of these financial statements

                       CALDERA CORPORATION

                     STATEMENT OF CASH FLOWS

                FOR THE YEAR ENDED DECEMBER 31, 1996



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $  (27,319)

Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation                                      1,182
Accrued Interest                                  2,559
Decrease in Advance Deposits                      4,834
Stockholder payable expenditure decrease           (549)
   (notes 2 & 7)                                  ______
Net Cash From Operations                          8,026

CASH FLOWS FROM FINANCING ACTIVITIES:


Decrease in Loans from shareholders              (14,123)
                                               __________
  Net Cash Provided By Financing Activities      (14,123)
                                              __________
NET INCREASE IN CASH AND CASH EQUIVALENTS        (33,416)

Cash and Cash Equivalents, Beg. of Period         33,649
Cash and Cash Equivalents, End of Period        $    233
                                                 =======

               The accompanying notes are an integral part
                      of these financial statements

                       CALDERA CORPORATION

                     STATEMENT OF CASH FLOWS

               FOR THE YEAR ENDED DECEMBER 31, 1995




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $  (25,988)

Adjustments to reconcile net income to
 net cash used by operating activities:
Disputed mining lease payment (note 8)           41,560
Depreciation                                        778
Accrued Interest                                  1,115
Increase in Security Deposits                    (5,922)
Stockholder payable expenditure decrease         (3,786)
        (notes 2 & 7)                             ______
Net Cash From Operations                          7,757

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of stock to shareholders                     1,285
Additional paid in capital by shareholders       13,965
Increase in Loans from shareholders              10,321
                                              __________
  Net Cash Provided By Financing Activities      25,571
                                              __________
NET INCREASE IN CASH AND CASH EQUIVALENTS        33,328

Cash and Cash Equivalents, Beg. of Period           321
Cash and Cash Equivalents, End of Period      $  33,649
                                         =======









                The accompanying notes are an integral part
                      of these financial statements

                       CALDERA CORPORATION
                STATEMENT OF STOCKHOLDERS' EQUITY
                    THROUGH DECEMBER 31, 1996


                         Common Stock         Capital in
                     ______________________   Excess of    Accum.
                         Shares     Amount    Par Value   Deficit
                       ___________  ________ ___________  _______
BALANCE,Jan. 1, 1994    49,280,000  $24,640  $          $(24,640)

Recapitalization: par
value change from $.0005
to $.0025 and 5 for 1
reverse stock split
May 3,1994 (note 1)    (39,424,000)       -          -        -
Shares exchanged for cash
 May 1994 (notes 3 )     3,500,000    8,750          50        -
 October 1994                3,000        8       2,992        -
 November 1994               2,000        5       1,995        -
Shares exchanged for
 acquisition of mining
 leases (notes 4,5 & 6)  2,750,000    6,875           -       -
Net loss for the period
ended December 31, 1994            -         -         - (67,589)
                         ___________    _______  ________ _______
BALANCE
DECEMBER 31, 1994        16,111,000  $40,278  $  5,037  $(92,229)
                          =======================================
Shares exchanged for cash
 January 1995                 1,000        3       997
 February 1995               10,000       25     9,975
 March 1995                 500,000    1,250        -
 April 1995                   2,000        5     1,995
 May 1995  (note 3)           1,000        2       998
Net loss for the period
ended December 31,1995                                   (25,988)
                         __________  _________  _______   _______
BALANCE
December 31, 1995        16,625,000  $41,563  $ 19,002 $(118,217)
                         ==========  =======  ========  =========


Net loss for the period
ended December 31,1996                                   (27,319)
                         __________  _________  _______   _______
BALANCE
December 31, 1996        16,625,000  $41,563  $ 19,002 $(145,536)
                         ==========  =======  ========  =========
                 The accompanying notes are an integral part of these financial statements

                       CALDERA CORPORATION INC.
                    Formerly, Sky Freight, Inc.
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996

NOTE 1 - GENERAL ACCOUNTING POLICIES AND REORGANIZATION

Prior to the First day of February, 1986, the Company was engaged in the business of operating a cargo airline based in Miami, Florida. There were a total of 49,280,000 shares issued bearing the Sky Freight, Inc. name.

Due to illness of the Chief Executive Officer of the Company, Mr Eugene G Harris of Miami, Florida, the Company ceased doing business on or about February 1, 1986. At that time the Company liquidated its assets and paid all of its liabilities. The Company, then having no assets, no liabilities, and no business, became dormant.

On February 7, 1994 Eugene G Harris agreed to transfer control of the Company to an investor group. The new controlling stockholders took control on May 3, 1994 and provided the capital to initiate a reorganization program. During 1994 the primary activities of the
Company involved obtaining office space and equipment, acquiring several mining leases, selling stock to officers, directors and private individuals to finance these activities and preparing legal and financial documents required by the reorganization and these operations. Legal and accounting expenses are normal expenses for these activities. The Company is in the development stage currently and its accounting policies will be governed by FAS No.7.

On May 3, 1994 the Company reverse split its common stock (five shares of the old stock became one share of the new common stock, par value of $0.0025). The Company then was recapitalized so that the number of authorized common shares was increased to Two Hundred
Million (200,000,000) shares having a par value of $0.0025 each. The name of the Company was changed to Caldera Corporation.

ACCOUNTING FOR GOLD SALES REVENUE - Revenue from the sale of gold ore, if any is produced, will be recognized at the point of sale to the customer. The Company will also deliver the gold at that time and collect the cash. Therefore the Company will have no accounts receivable resulting from the sale of gold.

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

NOTE -2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation:

    Office equipment                         $6,448
    Less: Accumulated depreciation           (2,176)
                                             _______
        Total                                $4,272
                                             =======
The Company incurred $8,733 rental expense under non-cancelable operating leases during 1996. Future minimum lease payments related to the lease are as follows:

               1997                         $ 10,377
               1998                         $ 10,377
               1999                         $  6,918
                                            ________
              Total                         $ 27,672
                                            ========
NOTE -3- SALE OF STOCK FOR CASH

In March 1995, the Company sold 500,000 shares of authorized but unissued common stock for $1250 to an officer and director of the Company.

NOTE -4- SALES OF STOCK FOR MINING LEASES

On August 19, 1994 the Company acquired options on certain gold mining claims for a total price of $2,750,000 payable in shares of the common stock of Caldera Corporation, Inc., par value $0.0025, at the arbitrarily assumed market price of $1.00 per share, upon exercising the option. This property will be explored to determine if, and where, minerals mining may be proven to be warranted on the property. The Company therefore recorded the transaction at par value, the price at which shares had been sold to officers and directors of the Company.

NOTE -5- MINING LEASES ACQUISITIONS
in August 1994, the Company acquired options related to a group of mining leases in Chile from a private company. The Company issued 250,000 shares of common stock of Caldera Corporation, Inc., par value $0.0025, at the arbitrarily assumed market price of $1.00 per share. The Company therefore recorded the transaction at par value, the price at which shares had been sold to officers and directors of the Company. The option grants the Company the right to prospect and test the property for production if the option to purchase is exercised. If the Company does not obtain sufficient financing within a specified time period, the agreement may be terminated by the private entities involved.

NOTE -6- The leases referred to in Note 4 relate to a group of mining lease in Alaska acquired from a private Company that is controlled by certain officers and directors of the Company. The Company issued 250,000 shares of common stock of Caldera Corporation, Inc., par value $0.0025, at the arbitrarily assumed market price of $1.00 per share. The Company therefore recorded the transaction at par value, the price at which shares had been sold to officers and directors of the Company. The option grants the Company the right to prospect and test the property for production if the option to purchase is exercised. The Company has not yet commenced to prospect these leases. If the Company does not obtain sufficient financing within a specified time period, the agreement may be terminated by the private entities involved.

NOTE -7- STOCKHOLDER LOANS AND ADVANCES

At December 31, 1996, the Company owed $51,698 in demand notes at 9% from an affiliated company that is controlled by certain officers and directors of the Company and from certain officers and directors of the Company.

NOTE -8- ALASKA MINING LEASE DISPUTE

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

NOTE -9- LEGAL PROCEEDINGS

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

Management does not know of any other potential litigation involving the Company which may be filed in the future. The Company has hired Legal counsel to pursue its disputed Alaska mining claims. Legal counsel at this time can not express an opinion as to the outcome of this litigation. Management believes it will prevail.

NOTE -10- SUBSEQUENT EVENTS

On April 26, 1997 at the Stockholder's Annual Meeting conducted by the Company, the sale of all assets was approved. This sale was made to a related party, Au International, Inc., which is controlled by the insiders of Caldera Corporation. Au International also assumed all related liabilities. This action affects the Company's ability to continue as a going concern. This action renders the Company assetless.

The Company also voted to reduce prorata without change in par value, the number of shares outstanding as if a reverse split of stock was done in the ratio of 1 to 100. Therefore outstanding common stock is reduced from 16,625,000 shares to 166,250 shares. This was effective June 30, 1997.

               1997 Non-Qualified Stock Option Plan

     Caldera  Corporation, a Florida corporation (the
"Company"), hereby adopts this 1997 Non-Qualified Stock Option Plan (the"Plan"), this 30th day of June, 1997, under which options to acquire stock of the Company may be granted from time to time to employees and consultants of the Company or its subsidiaries. In addition, at the discretion of the board of directors, options to acquire stock of the Company may from time to time be granted under this Plan to other individuals who contribute to the success of the Company or its subsidiaries and are not employees of the Company, all on the terms and conditions set forth herein.

     1. PURPOSE OF THE PLAN. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. It is designed to aid the Company in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who are perceived by management as having contributed to the success of the Company or who are important to the continued business and operations of the Company. The above aims will be effectuated through the granting of options ("Options") to purchase shares of common stock of the Company, par value $0.10 per share (the "Stock"), subject to the terms and conditions of this Plan.

     2. EFFECTIVE DATE. The Plan shall become effective immediately on adoption by the board of directors of the Company
(the "Board").

     3. ADMINISTRATION OF THE PLAN. Administration of the Plan shall be by the Board. Subject to compliance with applicable provisions of the governing law, the Board may delegate administration of the Plan or specific administrative duties with respect to the Plan, on such terms and to such committees of the Board as it deems proper; provided however, that if less than the entire Board is administering the Plan or grants under the Plan, action may be taken only by a committee of two or more "disinterested directors" as that term is defined in Rule 16b-3, and the regulations and releases thereunder all as promulgated by the Securities and Exchange Commission under authority of the

Exchange Act of 1934, as amended. Any Option approved by the Board shall be approved by a majority vote of those members of the Board in attendance at a meeting at which a quorum is present.
Any Option approved by a committee designated by the Board shall be approved as specified by the Board at the time of delegation. The interpretation and construction of the terms of the Plan by the Board or a duly authorized committee shall be final and binding on all participants in the Plan absent a showing of demonstrable error. No member of the Board or duly authorized committee shall be liable for any action taken or determination made in good faith with respect to the Plan.

     4. SHARES OF STOCK SUBJECT TO THE PLAN. A total of five hundred thousand (500,000) shares of Stock may be subject to, or issued pursuant to, Options granted under the terms of this Plan. Any shares subject to an Option under the Plan, which Option for any reason expires or is forfeited, terminated, or surrendered unexercised as to such shares, shall be added back to the total number of shares reserved for issuance under the terms of this Plan, and if any right to acquire Stock granted under the Plan is exercised by the delivery of shares of Stock or the relinquishment of rights to shares of Stock, only the net shares of Stock issued (the shares of Stock issued less the shares of Stock surrendered) shall count against the total number of shares reserved for issuance under the terms of this Plan.

     5. RESERVATION OF STOCK ON GRANTING OF OPTION. At the time of granting any Option under the terms of this Plan, there will be reserved for issuance on the exercise of the Option the number of shares of Stock of the Company subject to such Option. The Company may reserve either authorized but unissued shares or issued shares that have been reacquired by the Company.

     6. ELIGIBILITY. Options under the Plan may be granted to employees, including officers, and directors of the Company or its subsidiaries, as may be existing from time to time, and to other individuals who are not employees of the Company, but performed bona fide services to the Company, as may be deemed in the best interest of the Company by the Board or a duly authorized committee. Such Options shall be in the amounts, and shall have the rights and be subject to the restrictions, as may be determined by the Board or a duly authorized committee, all as may be within the general provisions of this Plan.

     7.   TERM OF OPTIONS AND CERTAIN LIMITATIONS ON RIGHT TO
EXERCISE.

     (a) Each Option shall have the term established by the Board or duly authorized committee at the time the Option is granted but in no event may an Option have a term in excess of five (5) years.
     (b) The term of the Option, once it is granted, may be reduced only as provided for in this Plan and under the written provisions of the Option.
     (c) Unless otherwise specifically provided by the written provisions of the Option, no holder or his or her legal representative, legatee, or distributee will be, or shall be deemed to be, a holder of any shares subject to an Option unless and until the holder exercises his or her right to acquire all or a portion of the Stock subject to the Option and delivers the required consideration to the Company in accordance with the terms of this Plan and then only to the extent of the number of shares of Stock acquired. Except as specifically provided in this Plan or as otherwise specifically provided by the written provisions of the Option, no adjustment to the exercise price or the number of shares of Stock subject to the Option shall be made for dividends or other rights for which the record date is prior to the date the Stock subject to the Option is acquired by the holder.

     (d) Options under the Plan shall vest and become exercisable at such time or times and on such terms as the Board or a duly authorized committee may determine at the time of the grant of the Option.

     (e) Options granted under the Plan shall contain such other provisions, including, without limitation, further restrictions on the vesting and exercise of the Option, as the Board or a duly authorized committee shall deem advisable.

     (f) In no event may an Option be exercised after the expiration of its term.

     8. EXERCISE PRICE. The exercise price of each Option issued under the Plan shall be determined by the Board or a duly authorized committee on the date of grant.

     9. PAYMENT OF EXERCISE PRICE. The exercise of any Option shall be contingent on receipt by the Company of cash, certified bank check to its order, or other consideration acceptable to the Company; provided, that at the discretion of the Board or a duly authorized committee, the written provisions of the Option may provide that payment can be made in whole or in part in shares of Stock of the Company, which Stock shall be valued at its then fair market value as determined by the Board or a duly authorized committee, or by the surrender or cancellation of other rights to Stock of the Company. Any consideration approved by the Board or a duly authorized committee, that calls for the payment of the exercise price over a period of more than one year shall provide for interest, which shall not be included as part of the exercise price, that is equal to or exceeds the imputed interest provided for in section 483 of the Code or any amendment or successor section of like tenor.

     10. WITHHOLDING. If the grant or exercise of an Option pursuant to this Plan is subject to withholding or other trust fund payment requirements of the Code or applicable state or local laws, such requirements may, at the discretion of the Board or a duly authorized committee and to the extent permitted by the terms of the Option and the then governing provisions of the Code and the Exchange Act, be met (I) by the holder of the Option either delivering shares of Stock or canceling Options or other rights to acquire Stock with a fair market value equal to such requirements; (ii) by the Company withholding shares of Stock subject to the Option with a fair market value equal to such requirements; or (iii) by the Company making such withholding or other trust fund payment and the Option holder reimbursing the Company such amount paid within 10 days after written demand therefor from the Company.

     11. DILUTION OR OTHER ADJUSTMENT. In the event that the number of shares of Stock of the Company from time to time issued and outstanding is increased pursuant to a stock split or a stock dividend, the number of shares of Stock then covered by each outstanding Option granted hereunder shall be increased proportionately, with no increase in the total purchase price of the shares then so covered, and the number of shares of Stock subject to the Plan shall be increased by the same proportion.
In the event that the number of shares of Stock of the Company from time to time issued and outstanding is reduced by a combination or consolidation of shares, the number of shares of Stock then covered by each outstanding Option granted hereunder shall be reduced proportionately, with no reduction in the total purchase price of the shares then so covered, and the number of shares of Stock subject to the Plan shall be reduced by the same proportion. In the event that the Company should transfer assets to another corporation and distribute the stock of such other corporation without the surrender of Stock of the Company, and if such distribution is not taxable as a dividend and no gain or loss is recognized by reason of section 355 of the Code or any amendment or successor statute of like tenor, then the total purchase price of the Stock then covered by each outstanding Option shall be reduced by an amount that bears the same ratio to the total purchase price then in effect as the market value of the stock distributed in respect of a share of the Stock of the Company, immediately following the distribution, bears to the aggregate of the market value at such time of a share of the

Stock of the Company plus the stock distributed in respect thereof. In the event that the Company distributes the stock of a subsidiary to its shareholders, makes a distribution of a major portion of its assets, or otherwise distributes significant portion of the value of its issued and outstanding Stock to its shareholders, the number of shares then subject to each outstanding Option and the Plan, or the exercise price of each outstanding Option, may be adjusted in the reasonable discretion of the Board or a duly authorized committee. All such adjustments shall be made by the Board or duly authorized committee, whose determination upon the same, absent demonstrable error, shall be final and binding on all participants under the Plan. No fractional shares shall be issued, and any fractional shares resulting from the computations pursuant to this section shall be eliminated from the respective Option. No adjustment shall be made for cash dividends, for the issuance of additional shares of Stock for consideration approved by the Board, or for the issuance to stockholders of rights to subscribe for additional Stock or other securities.

     12. OPTIONS TO FOREIGN NATIONALS. The Board or a duly authorized committee may, in order to fulfill the purposes of this Plan and without amending the Plan, grant Options to foreign nationals or individuals residing in foreign countries that contain provisions, restrictions, and limitations different from those set forth in this Plan and the Options made to United States residents in order to recognize differences among the countries in law, tax policy, and custom. Such grants shall be made in an attempt to provide such individuals with essentially the same benefits as contemplated by a grant to United States residents under the terms of this Plan.

     13. ASSIGNMENT. No Option granted under this Plan shall be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code. Except as permitted by the foregoing, each Option granted under the Plan and the rights and privileges thereby conferred shall not be transferred, assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment, or similar process. On any attempt to transfer, assign, pledge, hypothecate, or otherwise dispose of the Option, or of any right or privilege conferred thereby, contrary to the provisions thereof, or on the levy of any attachment or similar process on such rights and privileges, the Option and such rights and privileges shall immediately become null and void.

     14. EFFECT OF TERMINATION OF EMPLOYMENT. In the event that any holder is terminated or resigns from his or her position with the Company or a subsidiary within six months of the grant of an award, any unexercised portion of such Option shall immediately become null and void and such holder shall have no further rights thereunder. In the event that any officer or employee of the Company or a subsidiary is terminated at any time for, in the determination of the Board or a duly authorized committee, gross negligence in the performance of his or her duties, substantial failure to meet written standards established by the Company for the performance of his or her duties, criminal misconduct, or willful or gross misconduct in the performance of his or her duties, the Board or a duly authorized committee may cancel any and all rights such individual may have in the unexercised portion of any Option held at the time of termination. The Board or a duly authorized committee may, at the time of the grant of the Option, establish any other restrictions on the exercise of such Option subsequent to the termination or resignation of any individual that it deems appropriate. The foregoing paragraph shall not apply to consultants who are issued options.

     15. LISTING AND REGISTRATION OF SHARES. Each Option shall be subject to the requirement that if at any time the Board shall determine, in its sole discretion, that it is necessary or desirable to list, register, or qualify the shares covered thereby on any securities exchange or under any state or federal law, or obtain the consent or approval of any governmental agency or regulatory body as a condition of, or in connection with, the granting of such Option or the issuance or purchase of shares thereunder, such Option may not be exercised in whole or in part unless and until such listing, registration, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Board.

     16. EXPIRATION AND TERMINATION OF THE PLAN. The Plan may be abandoned or terminated at any time by the Board or a duly authorized committee except with respect to any Options then outstanding under the Plan. The Plan shall otherwise terminate on the earlier of the date that is: (I) ten years after the date the Plan is adopted by the Board; or (ii) ten years after the date the Plan is approved by the shareholders of the Company.

     17. FORM OF OPTIONS. Options granted under the Plan shall be represented by a written agreement which shall be executed by the Company and the holder and which shall contain such terms and conditions as may be determined by the Board or a duly authorized committee and permitted under the terms of this Plan.

     18. NO RIGHT OF EMPLOYMENT. Nothing contained in this Plan or any Option awarded pursuant to this Plan shall be construed as conferring on a director, officer, or employee any right to continue or remain as a director, officer, or employee of the Company or its subsidiaries.

     19. AMENDMENT OF THE PLAN. This Plan may not be amended more than once during any six month period, other than to comport with changes in the Code or the Employee Retirement Income Security Act or the rules and regulations promulgated thereunder. Subject to the foregoing and the limitations, the Board or a duly authorized committee may modify and amend the Plan in any respect.

                              Caldera Corporation

                               By:/S/Richard R. Cook, President

ATTEST:

The undersigned hereby attests to this Caldera
Corporation 1997 Non-Qualified Stock Option Plan.

                              Caldera Corporation

                              By:/S/Donald S Thayer, Secretary