Form 10QSB
period 1997-03-31
CALDERA CORP /FL/
filed 1997-07-25
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the quarterly period ended March 31, 1997.

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

indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities exchange act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes       No  X

on March 31, 1997, there were 16,625,000 shares outstanding of the registrant's common stock, par value $.0025 per share.

     Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)

CALDERA CORPORATION
(a development Company)

table of contents                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as at March 31, 1997                    2
                      and March 31, 1996

       Income statement for the three months
           ended March 31, 1997 and 1996                     3

       Cash Flows for the three months
       ended March 31, 1997 and 1996                         4

       Statement of Stockholder's equity for the
       year ended December 31, 1996 and the
       three months ended March 31, 1997                     5

       Notes to Financial Statements                        6-8

Item 2.  Plan of Operation.                                  8

PART II  OTHER INFORMATION                                   8

                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)


CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                                   March 31
                                                1997      1996
                                      ASSETS
CURRENT ASSETS:
    Cash                                      $    24  $ 24,650

FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $2,499 & $1,255                             3,949     4,046

OTHER ASSETS:
    Mining Leases                               6,875     6,875
    Advance Deposits                            1,816     5,214

  Total  Assets                              $ 12,664  $ 40,785

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                          $ 5,532  $
    Notes Payable Stockholders                 50,141    64,821
    Accrued interest on notes                   4,802     2,235

  Total Current Liabilities                    60,475    67,056

  OTHER LIABILITIES:
    Mining Lease Dispute                       41,560    41,560
    Certificate Replacement                       100       100

  Total Other Liabilities                      41,660    41,660

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    16,625,000 shares issued and               41,563    41,563
    outstanding
    Additional paid in capital                 19,002    19,002
    Accumulated deficit                      (150,036) (128,496)

Total Stockholder's Equity                    (89,471)  (67,931)

Total Liabilities & Stockholder's Equity     $ 12,664  $ 40,785

              See notes to financial statements

CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit

                                             For the Three Months
                                                 Ended March 31,
                                                  1997     1996
  Revenues                                    $  -0-    $   -0-


  EXPENSES:

  Selling, General & Administrative Expenses     3,049    5,102

  Legal and Accounting                                    3,435

  Interest                                       1,128    1,481

  Depreciation                                     323      261


  Net  (loss)                                   (4,500) (10,279)


               (Loss) per share                   (.00)   (.00)

  Accumulated (deficit), as of Dec. 31        (145,536) (118,217)

  Accumulated (deficit), as of March 31      $(150,036)$(128,496)




                     See notes  to financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS

                                       For the Three Months Ended
                                                 March 31
                                            1997           1996


  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $ (4,500)  $ (10,279)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                  323         261

  Changes in Assets & Liabilities

  Accrued Interest                            1,128       1,120

  Advance Deposits                                        1,436
  Payables                                    4,397        (537)

    Net Cash Used by Operating Activities     1,348      (7,999)



  CASH FLOWS FROM FINANCING ACTIVITIES:

  Reduction in Loans from shareholders       (1,557)     (1,000)

    Net Cash Provided By Financing Activities (1,557)    (1,000)


  NET CHANGE IN CASH AND CASH EQUIVALENTS    $ (209)   $ (8,999)

  Cash and Cash Equivalents, Beg. of Period     233      33,649


  Cash and Cash Equivalents, End of Period    $  24    $ 24,650



               See notes to  financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE YEAR ENDED DECEMBER 31, 1996
                      AND THROUGH MARCH 31, 1997

                      Common Stock            Capital in
                      ______________________   Excess of  Accum.
                          Shares     Amount    Par Value  Deficit
                        __________  ________  _________ _________

BALANCE
DECEMBER 31, 1995      16,625,000  $41,563  $ 19,002   $(118,217)


Net loss for the period                                  (27,319)
ended December 31, 1996

BALANCE
December 31, 1996      16,625,000  $41,563  $ 19,002   $(145,536)

Net loss for the period                                   (4,500)
ended March 31, 1997

BALANCE
March 31, 1997         16,625,000  $41,563  $ 19,002   $(150,036)

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation:

           Office equipment                   $6,448
    Less: Accumulated depreciation            (2,499)
                                              _______
        Total                                 $3,949
                                              =======
The Company incurred $2,619 rental expense under non-cancelable operating leases to date in 1997. Future minimum lease payments related to the current lease are as follows:

                       1997                   7,783
                       1998                  10,377
                       1999                   6,918
                                             -------
                      TOTAL                $ 25,078
                                             =======

NOTE 3 - LEGAL PROCEEDINGS

The Company is currently litigating the State of Alaska's determination that the Company had not filed its annual assessment affidavit correctly. The State asserted this constituted an abandonment of all of its claims. This determination is being contested by the Company. The Superior Court found in favor of the State. The case is now on appeal to the Alaska Supreme Court. This cause of action has been assigned to Au International, Inc., a related company. An unfavorable decision could result in the loss of the assets related to Alaska mining leases.

The Company is currently inactive. The Company has divested itself of all assets and liabilities. The results of the litigation if unfavorable will be born by Au International, Inc.

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

At the annual meeting of shareholders held April 26, 1997 at Daytona Beach, Florida the shareholders voted:

      a.  To vend out the asssets of the Company to AU
          International, Inc. in return for the assumption of all of the Company's liabilites by Au International, Inc. Said vote was by all 11,944,500 shares present.

      b. To elect only three directors. Said vote was by all 11,944,500 shares present.

      c. To reverse split the stock 100 to 1 effective date of June 30 1997. There being 166,250 shares outstanding after the split. Said vote was by all 11,944,500 shares present.
Thus rendering the Company inactive.

            Part II Other Information

  Item 1.  Legal Proceedings.
The Company is currently litigating the State of Alaska's determination that the Company had not filed its annual assessment affidavit correctly. The State asserted this constituted an abandonment of all of its claims. This determination is being contested by the Company. The Superior Court found in favor of the State. The case is now on appeal to the Alaska Supreme Court. This cause of action has been assigned to Au International, Inc., a related company. An unfavorable decision could result in the loss of the assets related to Alaska mining leases.

The Company is currently inactive. The Company has divested itself of all assets and liabilities. The results of the litigation if unfavorable will be born by Au International, Inc.

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


  Item 2.  Changes in Securities.
               None.

  Item 3.  Defaults Upon Senior Securities.
               None.

Item 4.  Submission Of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held April 26, 1997 at Daytona Beach, Florida the shareholders voted:

      a.  To vend out the asssets of the Company to AU
          International, Inc. in return for the assumption of all of the Company's liabilites by Au International, Inc. Said vote was by all 11,944,500 shares present.

       b. To elect only three directors. Said vote was by all 11,944,500 shares present.

       c. To reverse split the stock 100 to 1 effective date of June 30 1997. There being 166,250 shares outstanding after the split.Said vote was by all 11,944,500 shares present.
Thus rendering the Company inactive.

  Item 5.  Other information.
                None
  Item 6. Exhibits and Reports on Form 8-K (Section 294.308 this chapter).
               None.



signature


       Pursuant to the requirements of the Securities Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CALDERA CORPORATION



       by       J. Allen Thumser
               J. Allen Thumser, Treasurer and

       Chief Financial Officer

   Date July 22, 1997