Form 10QSB
period 1997-06-30
CALDERA CORP /FL/
filed 1997-07-25
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the quarterly period ended June 30, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities exchange act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days. (1) Yes X  No      (2) Yes X No

On June 30, 1997, there were 166,250 shares outstanding of the registrant's common stock, par value $.0025 per share.

     Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)

CALDERA CORPORATION
(a development Company)

Table of Contents                                      Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

       Accountants Independent Auditor's Report           3

       Balance Sheet as at June 30, 1997                  4
                      and June 30, 1996

       Income statement for the six months                5
           ended June 30, 1997 and 1996

       Cash Flows for the six months                      6
       ended June 30, 1997 and 1996

       Statement of Stockholder's equity for the          7
       year ended December 31, 1996 and the
       six months ended June 30, 1997

       Notes to Financial Statements                      8

Item 2.  Plan of Operation.                               10

PART II  OTHER INFORMATION                                10

                    Marvin B. Seidman, CPA

                  CERTIFIED PUBLIC ACCOUNTANT

                     8501 S. W. 29th Street
                      Miami, Florida 33155
                           (305) 221-8271


                    INDEPENDENT AUDITOR'S REPORT

To: The Board of Directors
    Caldera Corporation
    Daytona Beach, Florida

I have audited the accompanying balance sheet of CALDERA CORPORATION ( a development stage Company) as of and June 30, 1997, and the related statements of income and accumulated earnings, and cash flows for the six months then ended. These financial statements are the responsibility of the management of Caldera Corporation. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caldera Corporation as of June 30, 1997, and the results of its operations and cash flows the six months period then ended in conformity with generally accepted accounting principles.



Marvin B. Seidman, CPA

Certified Public Accountant

July 22, 1997

                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements

CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                                  June  30
                                                1997      1996
                                      ASSETS
CURRENT ASSETS:
    Cash                                      $    0   $ 10,461

FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $ 0 & $1,530                                   0      4,918

OTHER ASSETS:
    Mining Leases                                         6,875
    Advance Deposits                               0      2,695

  Total  Assets                               $    0   $ 24,949

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                          $    0   $
    Notes Payable Stockholders                     0     61,577
    Accrued interest on notes                      0      1,386

  Total Current Liabilities                        0     62,963

  OTHER LIABILITIES:
    Mining Lease Dispute                           0     41,560
    Certificate Replacement                        0        100

  Total Other Liabilities                          0     41,660

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    166,250 shares issued and                     416    41,563
    outstanding
    Additional paid in capital                 60,149    19,002
    Accumulated deficit                       (60,565) (140,239)

Total Stockholder's Equity                        0     (79,674)

Total Liabilities & Stockholder's Equity     $    0    $ 24,949

              See notes to financial statements

CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit


                                             For the six  Months
                                                 Ended June 30,
                                                  1997     1996
  Revenues                                    $  -0-    $   -0-


  EXPENSES:

  Selling, General & Administrative Expenses     6,305    10,464

  Legal and Accounting                              0      8,155

  Interest                                       2,102     2,867

  Depreciation                                     646       536

  Net  (loss)                                   (9,053)  (22,022)


               (Loss) per share                   (.01)    (.001)


  Accumulated (deficit), as of Dec. 31        (145,536) (118,217)
  Assumption of Assets & Liabilities
  by Au International                           94,024

  Accumulated (deficit), as of June 30        $(60,565)$(140,239)



                See notes  to financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS


                                       For the Six Months Ended
                                                 June 30
                                            1997           1996


  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $ (9,053)  $ (22,022)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                              536

  Changes in Assets & Liabilities

  Accrued Interest                                          271

  Advance Deposits                                        3,955

  Payables                                               (1,684)

    Net Cash Used by Operating Activities               (18,944)



  CASH FLOWS FROM FINANCING ACTIVITIES:

  Reduction in Loans from shareholders                   (4,244)

  Assumption of Assets & Liabilities
  by Au International                          8,820

    Net Cash Provided By Financing Activities  8,820     (4,244)


  NET CHANGE IN CASH AND CASH EQUIVALENTS    $ (233)   $ (23,188)

  Cash and Cash Equivalents, Beg. of Period     233       33,649


  Cash and Cash Equivalents, End of Period    $  0      $ 10,461



               See notes to  financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE YEAR ENDED DECEMBER 31, 1996
                      AND THROUGH June 30, 1997

                      Common Stock            Capital in
                      ______________________   Excess of  Accum.
                          Shares     Amount    Par Value  Deficit
                        __________  ________  _________ _________

BALANCE
DECEMBER 31, 1995      16,625,000  $41,563  $ 19,002   $(118,217)

Net loss for the period                                  (27,319)
ended December 31, 1996

BALANCE
December 31, 1996      16,625,000  $41,563  $ 19,002   $(145,536)

Reverse Split 6/30/97 (16,458,750) $(41,147)$ 41,147
 100 to 1

Net loss for the period                                   (9,053)
ended June 30, 1997

Assumption of Assets & Liabilities
  by Au International                                     94,024

BALANCE
June 30, 1997             166,250  $   416  $ 60,149    $(60,565)





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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation:

           Office equipment                   $6,448
    Less: Accumulated depreciation            (2,499)
                                              _______
        Total                                 $3,949
                                              =======
The Company incurred $5,239.68 rental expense under non-cancelable operating leases to date in 1997. Future minimum lease payments related to the current lease are as follows:

                       1997                   5,163
                       1998                  10,377
                       1999                   6,918
                                             -------
                      TOTAL                $ 22,458
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

               Item 2. Plan of Operation

The Company is currently inactive. The Company has divested itself of all assets and liabilities.

Part II Other Information

  Item 1.  Legal Proceedings.

The Company is currently litigating the State of Alaska's determination that the Company had not filed its annual assessment affidavit correctly. The State asserted this constituted an abandonment of all of its claims. This determination is being contested by the Company. The Superior Court found in favor of the State. The case is now on appeal to the Alaska Supreme Court. An unfavorable decision could result in the loss of the assets related to Alaska mining leases. This cause of action has been assigned to Au International, a related company.

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

  Item 5.  Other information.

            None

  Item 6. Exhibits and Reports on Form 8-K (Section 294.308 of this chapter).
               None.


       Pursuant to the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CALDERA CORPORATION



       by       J. Allen Thumser
               J. Allen Thumser, Treasurer and
               Chief Financial Officer

   Date July 22, 1997