Form 10QSB
period 1997-09-30
CALDERA CORP /FL/
filed 1997-11-25
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the quarterly period ended September 30, 1997.

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

on September 30, 1997, there were 166,250 shares outstanding of the registrant's common stock, par value $.0025 per share.

     Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)






CALDERA CORPORATION
(a development Company)

table of contents                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as at September 30, 1997                2
                      and September 30, 1996

       Income statement for the nine months
  ended September 30, 1997 and 1996                     3

       Cash Flows for the nine months
           ended September 30, 1997 and 1996                 4

       Statement of Stockholder's equity for the
       year ended December 31, 1996 and the
       Nine months ended September 30, 1997                  5

       Notes to Financial Statements                        6-8

Item 2.  Plan of Operation.                                  8

PART II  OTHER INFORMATION                                   8



























                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)


CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                                September  30
                                                1997      1996
                                      ASSETS
CURRENT ASSETS:
    Cash                                      $   0      $ 716

FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $ 0 & $1,853                                   0      4,595

OTHER ASSETS:
    Mining Leases                                         6,875
    Advance Deposits                               0      1,816

  Total  Assets                               $    0   $ 14,002

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                          $    0   $    0
    Notes Payable Stockholders                     0     51,104
    Accrued interest on notes                      0      2,536

  Total Current Liabilities                        0     53,640

  OTHER LIABILITIES:
    Mining Lease Dispute                           0     41,560
    Certificate Replacement                        0        100

  Total Other Liabilities                          0     41,660

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    166,250 shares issued and                     416    41,563
    outstanding
    Additional paid in capital                 60,149    19,002
    Accumulated deficit                       (60,565) (141,863)

Total Stockholder's Equity                        0     (81,298)

Total Liabilities & Stockholder's Equity     $    0    $ 14,002

                              See notes to financial statements


CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit
(Unaudited)

                                             For the six  Months
                                             Ended September 30,
                                                  1997     1996
  Revenues                                    $  -0-    $   -0-


  EXPENSES:

  Selling, General & Administrative Expenses     6,305    13,492

  Legal and Accounting                              0      5,278

  Interest                                       2,102      4,017

  Depreciation                                     646       859

  Net  (loss)                                   (9,053)  (23,646)


               (Loss) per share                  (.001)    (.001)


  Accumulated (deficit), as of Dec. 31        (145,536) (118,217)
  Assumption of Assets & Liabilities
  by AU International                           94,024

  Accumulated (deficit), as of September 30   $(60,565)$(141,863)



                              See notes  to financial statements




















CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                       For the Nine Months Ended
                                               September 30
                                            1997           1996


  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $ (9,053)  $ (23,646)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                              859

  Changes in Assets & Liabilities

  Accrued Interest                                        1,140

  Advance Deposits                                        4,834

  Plant & Equipment                                      (1,403)

    Net Cash Used by Operating Activities               (18,216)



  CASH FLOWS FROM FINANCING ACTIVITIES:

  Reduction in Loans from shareholders                  (14,717)

  Assumption of Assets & Liabilities
  by AU International                          8,820

    Net Cash Provided By Financing Activities   8,820    (14,717)


  NET CHANGE IN CASH AND CASH EQUIVALENTS    $ (233)   $(32,933)

  Cash and Cash Equivalents, Beg. of Period     233       33,649


  Cash and Cash Equivalents, End of Period    $  0      $   716



               See notes to  financial statements



CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                  FOR THE YEAR ENDED DECEMBER 31, 1996
                      AND THROUGH September 30, 1997

                      Common Stock            Capital in
                      ______________________   Excess of  Accum.
                          Shares     Amount    Par Value  Deficit
                        __________  ________  _________ _________

BALANCE
DECEMBER 31, 1995      16,625,000  $41,563  $ 19,002   $(118,217)

Net loss for the period                                  (27,319)
ended December 31, 1996

BALANCE
December 31, 1996      16,625,000  $41,563  $ 19,002   $(145,536)

Reverse Split 6/30/97 (16,458,750) $(41,147)$ 41,147
 100 to 1

Net loss for the period                                   (9,053)
ended September 30, 1997

Assumption of Assets & Liabilities
  by AU International                                     94,024

BALANCE
September 30, 1997        166,250  $   416  $ 60,149    $(60,565)





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




NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation:(prior to transfer to AU
International)

           Office equipment                   $6,448
    Less: Accumulated depreciation            (2,822)
                                              _______
        Total                                 $3,626
                                              =======
The Company incurred $5,239 rental expense under non-cancelable operating leases to date in 1997. No additional payments are anticipated.

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

The Company is currently inactive. The Company has divested itself of all assets and liabilities. The results of any litigation if unfavorable will be born by Au International, Inc..

Although not currently in litigation; management believes that the current owners of the Beluga Mining Company feel that Caldera has defaulted on the provisions of an option agreement between the two companies by the failure to pay the rental fees of Seventy Thousand ($70,000) dollars to the State of Alaska for certain mining claims held by Beluga.

Management does not know of any other potential litigation involving the Company which may be filed in the future.
The results of any litigation if unfavorable will be born by Au
International, Inc..


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

The Company is currently inactive. The Company has divested itself of all assets and liabilities. The results of any litigation if unfavorable will be born by Au International, Inc..

Although not currently in litigation; management believes that the current owners of the Beluga Mining Company feel that Caldera has defaulted on the provisions of an option agreement between the two companies by the failure to pay the rental fees of Seventy Thousand ($70,000) dollars to the State of Alaska for certain mining claims held by Beluga.

Management does not know of any other potential litigation involving the Company which may be filed in the future.
The results of any litigation if unfavorable will be born by Au
International, Inc..

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

   Date November 15, 1997