Form 10KSB
period 1997-12-31
CALDERA CORP /FL/
filed 1998-05-08
CIK 353200

UNITED  STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                            FORM  10KSB
     (Mark One)
        [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1997

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
         The Securities Exchange Act of 1934 [NO FEE REQUIRED]

        For the transition period from        To

                 Commission file number24-2472-A

                      CALDERA CORPORATION
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     FLORIDA                              59-3243555
  (State of Incorporation)        (IRS Employer ID Number)

       Post Office Box 1929, DeLand, FL 32721-1929
   618 W. New York Avenue, DeLand, Florida  32720
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

 As of December 31, 1997, the Registrant had 162,500 shares of common stock issued and outstanding.

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

Item 1. Description of Business

General

This Form 10-KSB has been delinquent since March 15, 1998. No stock sales have occurred during the period of delinquency. Filed simultaneously herewith is the 10QSB for the two quarters ending March 30, 1998. Both documents must be read together and considered in light of all other reports filed by the Company, particularly reports being filed for subsequent periods.
The stockholders have voted at the annual stockholder meeting on April 26, 1997 to vend out all assets of the Company in return for assumption of all of the Company's liabilities thus rendering the Company totally inactive. At the annual meeting of shareholders held April 26,1997 at Daytona Beach, Florida the shareholders voted:

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

The stockholders have voted at the annual stockholder meeting on April 26, 1997 to vend out all assets of the Company in return for assumption of all of the Company's liabilities thus rendering the Company totally inactive. At the annual meeting of shareholders held April 26,1997 at Daytona Beach, Florida the shareholders voted:
      a. To vend out the assets of the Company to Au International, Inc. in return for the assumption of all of the Company's liabilities by Au International, Inc. Said vote was by all 11,944,500 shares present.
       b. To elect only three directors. Said vote was by all 11,944,500 shares present.
       c. To reverse split the stock 100 to 1 effective date of June 30 1997. There being 166,250 shares outstanding after the split. Said vote was by all 11,944,500 shares present.
          Thus rendering the company inactive.

The Company's executive offices are located at 618 West New York
Avenue, DeLand, Florida 32720. The telephone number is (904) 736-
1012, and the fax number is (904) 736-1061. This office is shared with Richard R. Cook, President of the Company.

The mailing address is P.O. Box 1929, DeLand, FL 32721-1929.

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

The Company is currently inactive.

The registrant has no patents, trademarks, licenses, franchises or concessions other than the aforementioned option mining leases.

Presently the Corporate officers, Mr Donald S Thayer, Mr Richard
R Cook and Mr James A Thumser are performing management functions without compensation.

The Company is inactive.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company is currently inactive. The Company has divested itself of all assets and liabilities. Au International, Inc. a privately held company has assumed all of the Company's liabilities in return for all of the Company's assets.

It should also be noted that Mr Richard R Cook, Dr Edwin T Presley, Mr Darold Schonsheck, Mr Jack Spencer, Mr James A Thumser and Mr Donald S Thayer, directors or former directors of the Company, are also directors of Au International, Inc..

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

The Company is currently inactive. The Company has divested itself of all assets and liabilities. The results of any litigation if unfavorable will be born by Au International, Inc.
and if favorable will inure to the benefit of Au International, Inc..

Although not currently in litigation; management believes that the current owners of the Beluga Mining Company feel that Caldera has defaulted on the provisions of an option agreement between the two companies by the failure to pay the rental fees of Seventy Thousand ($70,000) dollars to the State of Alaska for certain mining claims held by Beluga.

Management does not know of any other potential litigation involving the Company which may be filed in the future.
The results of any litigation if unfavorable will be born by Au
International, Inc. and if favorable will inure to the benefit of Au International, Inc..

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

ITEM 4 Submission of Matters to a Vote of Security Holders.

The stockholders have voted at the annual stockholder meeting on April 26, 1997 to vend out all assets of the Company in return for assumption of all of the Company's liabilities thus rendering the Company totally inactive. At the annual meeting of shareholders held April 26,1997 at Daytona Beach, Florida the shareholders voted:
      a. To vend out the assets of the Company to Au International, Inc. in return for the assumption of all of the Company's liabilities by Au International, Inc. Said vote was by all 11,944,500 shares present.
       b. To elect only three directors. Said vote was by all 11,944,500 shares present.
       c. To reverse split the stock 100 to 1 effective date of June 30 1997. There being 166,250 shares outstanding after the split. Said vote was by all 11,944,500 shares present.

         Thus rendering the company inactive.

No other matters were submitted for vote to the security holders in 1997.

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

The Company is currently inactive.

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

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.
            None

                        PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16 (a) of the Exchange
        Act.

               DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors:
     Term of Office for all will expire April 27, 1998

  Name                  Age       Position Held with Company
_______________________________________________________________

Richard R Cook           52             Director
Donald S Thayer          68             Director
James A Thumser          66             Director

Identification of Officers:
     Term of office for all will expire on April 27, 1998

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

He is a past President and a Director of the Association for Retarded Citizens - Volusia County, President of the Civitan Club of Ormond Beach, Florida, Life Member of the US Navy League, a senior member of the GE Elfun Society, and a Shriner.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to Section
12(b) of the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth as of December 31, 1996, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act.
                                                    Report to
Name of Person              Position                be Filed (1)
--------------              --------                ------------
Richard R Cook              Director,Officer         Form 3
Donald S Thayer             Director,Officer         Form 3
James A Thumser             Director,Officer         Form 3

There was no public solicitation of stock sale during this period of delinquency for filing Form 3s. The only sales of the Company's stock are as set out herein.

Item 10. EXECUTIVE COMPENSATION

The issuance of 32,500 shares of stock to each director for each year of active service has been authorized. Other than issuance of stock, officers have received no compensation or remuneration to date from the Company for serving in these positions other than partial reimbursement for out-of-pocket expenses incurred on behalf of the Company during the years ending with the effective date of this document. Future salaries of the officers and directors will be set by the Board of Directors depending upon the financial condition of the Company, and may include bonuses, health insurance and other compensation as the Board of Directors may award.

Out-of-pocket expenses are defined as the monies expended on behalf of the Company while engaged in Company business such as travel expenses and items purchased for use by the Company.

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

The Directors have adopted a non-qualified stock option plan attached which was attached to the last 10K filed by the Company.

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

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
_________________________________________________________________

Title of Class     Name and Address    Amount and Nature  Percent
                 of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock     Cypress Bend Trading -1   62,790         38
                 Company, Inc.
                 2253 River Ridge Road
                 DeLand, Florida 32720

Common stock     Eugene G Harris -2        10,000          6
                 5885 NW 18 Street
                 Miami, Florida  33152

Common stock     Susan Freeman, Trustee    10,000          6
                 4250 North Michigan Ave
                 Miami, Florida  33140

Common stock     Au International, Inc -3  25,000         15
                 Post Office Box 1929
                 DeLand, Florida 32721

Common stock     Robert Flounders -4       25,000         15
                 5171 West Winds Drive
                 Orlando,  FL  32819

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

                SECURITY OWNERSHIP OF MANAGEMENT
_________________________________________________________________

Title of Class   Name and Address     Amount and Nature  Percent
                of Beneficial Owner  of Beneficial Owner
_________________________________________________________________
Common stock      Mr Richard R Cook -5-6        87,790     53
                  Corporate Counsel, Director
                  2253 River Ridge Road
                  DeLand, Florida  32720

Common stock      Mrs Rita R Cook, Director      5,000      3
                  2253 River Ridge Road
                  DeLand, Florida 32720

Common stock      Mr Charles A Gaetano -6       67,790     41
                  Director
                  311 Turner Street
                  Utica, New York  13501

Common stock      Mr Buster LaMoure                630     .3
                  President
                  1026 Highway 93 North 15
                  Salmon, Idaho 83467

Common stock      Dr Edwin T Presley -5-6      92,790      56
                  Chairman, Board of Directors
                  828 John Anderson Drive
                  Ormond Beach, Florida 32176

Common stock      Mr Darold Schonsheck -5-6    92,800      56
                  Vice President
                  315 Rio Pinar
                  Ormond Beach, Florida 32174

Common stock      Mr Steven D Shoup -6         67,790      41
                  Director
                  424 West 30th Street
                  Marion, Indiana 46953

Common stock      Mr Jack Spencer -5-6         92,790      56
                  Director
                  608 Mallory Court
                  Stone Mountain, Georgia 30087


Common stock      Mr Donald S Thayer -5-6       92,790      56
                  Corporate Secretary, Director
                  6 Fountainebleau Circle
                  Daytona Beach, Florida 32118


Common stock      Mr James A Thumser -5-6        92,790     56
                  Treasurer, Director
                  3855 South Atlantic Ave, 306
                  Daytona Beach Shores, Fl 32127

Common stock      Officers and Directors      12,780,00     77.1
                  as a group

-5 Includes 2,500,000 shares held by Au International,Inc. Richard R. Cook, Edwin T. Presley, Darold Schonsheck, Jack Spencer, James A. Thumser and Donald S Thayer, directors of the Company, are also directors of Au International, Inc. from which the Alaska leases were obtained and have shared power to vote or control the disposition of such shares.

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

Office Held in Au      Name and Address of Au    Percentage of Au
  International            Office  Holder          Stock  Owned
_________________________________________________________________
Chairman, Board of       Mr Robert A Flounders         14.0
    Directors            5171 West Winds Drive
                         Orlando, FL  32819

President  and           Mr Donald S Thayer             6.09
   Director              6 Fountainebleau Circle
                         Daytona Beach, FL  32118

Corporate Counsel        Mr Richard R Cook              4.75
                         2253 River Ridge Road
                         DeLand, FL  32720

Secretary, Treasurer     Mr Darold Schonsheck           4.91
    and Director         315 Rio Pinar
                         Ormond Beach, FL  32174



Director                 Dr Edwin T Presley             7.75
                         828 John Anderson Drive
                         Ormond Beach, FL  32176


Director                 Mr Jack N Spencer              5.0
                         608 Mallory Court
                         Stone Mountain, GA  30087

The following officers of the Company do not hold offices in Au, but are significant share owners of Au International, Inc.:

                         Mrs Rita R Cook                1.25
                         2253 River Ridge Road
                         DeLand, FL  32720

                         Mr James A Thumser              .50
                         3855 South Atlantic Ave., 306
                         Daytona Beach Shores, FL  32127

Item 13. Exhibits and Reports on Form 8-K
                                                    Page
Accountant's Independent Auditor's Report            33

Financial Statements

--Balance Sheet  December 31, 1996                   34

--Statement of Income and Accumulated
  Earnings (Deficit) for the years 1996 and 1995    35&36

--Statement of Cash Flows for the year ended
    December 31, 1996and 1995                         37


--Statement of Stockholders' Equity
       for theyears 1995 and 1996.   38

   --Notes to Financial Statements       39-42

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Caldera Corporation



                              By:Richard R. Cook
Date: April 17, 1998           Richard R. Cook, President

                       CALDERA CORPORATION
                     Formerly, Sky Freight, Inc.
                    (A Development Stage Company)
                       Daytona Beach, Florida

                       FINANCIAL  STATEMENTS


                        DECEMBER 31, 1997

                      Marvin B. Seidman, CPA
                     Certified Public Accountant
                          Miami, Florida

                    CALDERA CORPORATION
                    Formerly, Sky Freight, Inc.
                   (A Development Stage Company)


                          CONTENTS
                                                        PAGE

Accountant's Independent Auditor's Report                 3

Financial Statements

--Balance Sheet                                           4

--Statement of Income
   for the years 1996 and 1997                            5

  --Statement of Cash Flows                       6

  --Statement of Stockholders' Equity           7


   --Notes to Financial Statements          9

                     Marvin B. Seidman, CPA

                   CERTIFIED PUBLIC ACCOUNTANT

                       8501 S. W. 29th Street
                        Miami, Florida 33155
                          (305) 221-8271


                  INDEPENDENT AUDITOR'S REPORT

To: The Board of Directors
    Caldera Corporation
    Daytona Beach, Florida

I have audited the accompanying balance sheet of CALDERA CORPORATION ( a development stage Company) as of December 31, 1997, and the related statements of income and accumulated earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the management of Caldera Corporation. My responsibility is to express an opinion on these financial statements based on my audit.

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

Prior to the date of the Financial statements, the Company sold its assets, and also reverse stock split ( see Note 10).

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caldera Corporation as of December 31, 1997, and the results of its operations and cash flows the two period then ended in conformity with generally accepted accounting principles.

ss/Marvin B. Seidman

Marvin B. Seidman, CPA

Certified Public Accountant

April 24, 1998

                       CALDERA CORPORATION
                         BALANCE SHEET

                    AS OF DECEMBER 31, 1997

                             ASSETS

  CURRENT ASSETS:
    Cash in bank                                  $    -0-
  PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of $994
    AND $216 (notes 2 and 10)                     -0-

  OTHER ASSETS:
    Mining Leases (notes 4, 5, 6 and 10)           -0-
    Advance Deposits (note 10)                     -0-
                                                  _______
  TOTAL ASSETS                                 $   -0-
                                                  ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and Stockholder Payables (note 10) $    -0-
Notes Payable - Stockholders (notes 7 and 10)        -0-
    Accrued interest on notes (note 10)              -0-
                                                   ________
Total Current Liabilities                            -0-

  OTHER LIABILITIES:
    Mining lease dispute (note 10)                   -0-
    Certificate replacement (note 10)                -0-
                                                    ______
Total Other Liabilities                              -0-

  STOCKHOLDERS' EQUITY:
    Common stock $.0025 par value
    200,000,000 shares authorized,
    166,250  shares issued and
    outstanding (note 10)                            416
    Additional paid in capital                    60,149
    Accumulated deficit                          (60,565)
                                                 _________
Total Stockholders' Equity                           -0-
                                                 _______
TOTAL LIABILITY AND STOCKHOLDERS EQUITY         $    -0-
                                                  ========
           The accompanying notes are an integral part of these financial statements

                        CALDERA CORPORATION

           STATEMENT OF INCOME AND ACCUMULATED DEFICIT

           FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996
                                         1997          1996

  REVENUE:                             $  -0-       $  -0-

  EXPENSES:
    Mining Leases (note 8)                -0-          -0-

    Selling, General & Administrative    6,305        16,782

    Legal and accounting                  -0-          4,200

    Interest (note 7)                    2,102         5,155

    Depreciation  (note 2)                 646         1,182
                                         _____         _____

  NET (LOSS)                           $(9,053)    $ (27,319)
                ========     ========
        (LOSS) per share                   (.01)        (.164)
         ======       =======


        The accompanying notes are an integral part of these financial statements

                       CALDERA CORPORATION

                     STATEMENT OF CASH FLOWS

     FOR THE YEAR ENDED DECEMBER 31, 1997 and 1996

                                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss   $ (9,053)     $ (27,319)

Adjustments to reconcile net income to
 net cash used by operating activities:
Disputed mining lease payment (note 8)      0             0
     Depreciation   0            1,182
       Accrued Interest  0         2,559
Increase in Security Deposits               0             0
Stockholder payable expenditure decrease    0              549
         (notes 2 & 7)                    _______________
  Net Cash From Operations     (9,053)         8,026

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of Stock to shareholders        0             0
Additional paid in capital by stockholders  0             0
Increase in loans from shareholders         0             0
Decrease in loans from shareholders         0          (14,123)
Assumption of assets & Liabilities
by Au International, Inc.(note 10)        8,820       _________
Net Cash Provided By Financing Activities 8,820        (14,123)
       __________      _________
NET CHANGE IN CASH AND CASH EQUIVALENTS $  (233)       (33,416)

Cash and Cash Equivalents, Beg. of Period   233         33,649
   Cash and Cash Equivalents, End of Period $ 0          233
                                         =======       ========








                The accompanying notes are an integral part
            of these financial statements

                      CALDERA CORPORATION
               STATEMENT OF STOCKHOLDERS' EQUITY
                   THROUGH DECEMBER 31, 1997

           Common Stock      Capital in
           ______________________   Excess of    Accum.
          Shares     Amount    Par Value   Deficit
             ___________  ________ ___________  _______
BALANCE,Jan. 1, 1994     49,280,000    $24,640  $           $(24,640)

Recapitalization: par
value change from $.0005
to $.0025 and 5 for 1
reverse stock split
  May 3,1994 (note 1)(39,424,000)
Shares exchanged for cash
     May 1994(notes 3 )    3,500,000     8,750     50
  October 1994                 3,000          8    2,992
     November 1994       2,000         5    1,995
Shares exchanged for
 acquisition of mining
 leases (notes 4,5 & 6)   2,750,000      6,875
Net loss for the period
 ended December 31, 1994                                     (67,589)
     ___________      _______   _______    _______
BALANCE
DECEMBER 31, 1994        16,111,000   $ 40,278  $ 5,037     $(92,229)
                        ==============================================
Shares exchanged for cash
 January 1995                 1,000          3      997
 February 1995               10,000         25    9,975
 March 1995                 500,000      1,250
 April 1995                   2,000          5    1,995
 May 1995  (note 3)           1,000          2      998
Net loss for the period
ended December 31,1995                                       (25,988)
                           __________  _________  _______     _______
BALANCE
December 31, 1995        16,625,000    $41,563  $19,002    $(118,217)
                         ==========    =======  ========    =========
Net loss for the period
      ended December 31,1996       (27,319)
     __________    _________  _______     _______
BALANCE
December 31, 1996       16,625,000     $41,563  $19,002    $(145,536)
                        ==========     =======  ========    =========


                 The accompanying notes are an integral part
            of these financial statements

                       CALDERA CORPORATION
               STATEMENT OF STOCKHOLDERS' EQUITY
                   THROUGH DECEMBER 31, 1997
                          Continued

Stock reduction having the
effect of a reverse split
of 100 to 1 and an
Assumption of liabilities by
Au International, Inc.
(Note 10)                   (16,458,750) $(41,147) $ 41,147 $94,024
Net loss for the period                                      (9,053)
ended December 31, 1997

BALANCE                      __________   ________ ________ ________
December 31, 1997               166,250  $    416  $ 60,149 $(60,565)
                             ==========   ======== ======== ========




                 The accompanying notes are an integral part
            of these financial statements

                         CALDERA CORPORATION INC.
     Formerly, Sky Freight, Inc.
                        A development stage company
         NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1997

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

  NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost,    less
accumulated depreciation:

         Office equipment$6,448
       Less: Accumulated depreciation(2,176)
     _______
              Total$4,272
     =======
The Company incurred $8,733 rental expense under non-cancelable operating leases during 1996. Future minimum payments related to the leas are as follows:
     1997        $10,377
                  1998        $10,377
                  1999        $ 6,918
     $27,672

NOTE 3 - SALE OF STOCK FOR CASH

In March 1995, the Company sold 500,000 shares of authorized but unissued common stock for $1250 to an officer and director of the Company.

In January through May 1995, the Company sold 14,000 share of authorized but unissued common stock for $14,000.00 to private individuals.

NOTE 4 - SALES OF STOCK FOR MINING LEASES

On August 19, 1994 the Company acquired options on certain gold mining claims for a total price of $2,750,000 payable in shares of the common stock of Caldera Corporation, Inc., par value $0.0025, at the arbitrarily assumed market price of $1.00 per share, upon exercising the option. The Company has issued the stock and paid certain rental fees in the amount of $41,560 required to exercise the option but closings have been postponed by mutual agreement of the parties until April 1996.
This property will be explored to determine if, and where, minerals mining may be proven to be warranted on the property. The Company therefore recorded the transaction at par value, the price at which shares had been sold to officers and directors of the Company.

NOTE 5 - MINING LEASES ACQUISITIONS

In August 1994, the Company acquired options related to a group of mining leases in Chile from a private company. The Company issued 250,000 shares of common stock estimated to be valued at $1.00 per share, upon exercising the option. The option grants the Company the right to prospect and test the property for production if the option to purchase is exercised. If the Company does not obtain sufficient financing within a specified time period, the agreement may be terminated by the private entities involved. The Company has not yet commenced exploration of theses leases. Management intends to amortize the cost of the leases based upon initial reserve calculations and related future production.

NOTE -6- RELATED PARTY TRANSACTIONS

The Compay has also acquired options related to a group of mining leases in Alaska from a private company that is controlled by certain officers and directorsof the Company. The Company issued 2,500,000 shares of common stock estimated to be valued at $1.00 per share to secure this option. The Company will exercise its option to purchase the of the
leases if production is feasible.   If the Company does not obtain
sufficient financing within a specified time period, the agreement may be terminated by the private entities involved. Management intends to amortize the cost of the leases based upon initial reserve calculations and related future production.

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

NOTE -10- DISPOSITION OF ASSETS AND LIABILITIES

On April 26, 1997 at the Stockholder's Annual Meeting conducted by the Company, the sale of all assets was approved. This sale was made to a related party, Au International, Inc., which is controlled by the insiders of Caldera Corporation..Au International also assumed all related liabilities. This action affects the Company's ability to continue as a going concern. This action renders the Company assetless.

The Company also voted to reduce pro rata without change in par value, the number of shares outstanding as if a reverse split of stock was done in the ratio of 1 to 100. Therefore outstanding common stock is reduced from 16,6250,000 shares to 166,250 shares. This was effective June 30, 1997.