Form 10QSB
period 1998-03-31
CALDERA CORP /FL/
filed 1998-05-11
CIK 353200

UNITED  STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM  10 QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the quarterly period ended March 31, 1998.

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     for the transition period from      to

       commission file number 24-2472-A


                          CALDERA CORPORATION
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



       FLORIDA                                        59-3243555
       (State of Incorporation)         (IRS Employer ID Number)

618 West New York Avenue, DeLand, Florida  32720
Post Office Box 1932, DeLand, FL 32721-1929
(Address of principal executive offices and Zip Code)

registrants telephone number, including area code  904-7361012 indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities exchange act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes       No  X

on March 31, 1998, there were 166,250 shares outstanding of the registrant's common stock, par value $.0025 per share.

     Transitional Small Business Disclosure Format (Check one:
                                             Yes        No   x

SEC 2334 (3/94)

CALDERA CORPORATION
(a development Company)

table of contents                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Balance Sheet as at March 31, 1998       2
                      and March 31, 1997

       Income statement for the three months
           ended March 31, 1998 and 1997                     3

       Cash Flows for the six months
       ended June 30, 1997 and 1996                          4

       Statement of Stockholder's equity for the
       year ended December 31, 1997 and the
       three months ended March 31, 1998                     5

       Notes to Financial Statements                        6-8

Item 2.  Plan of Operation.                                  8

PART II  OTHER INFORMATION                                   8

                      PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)


CALDERA CORPORATION
(a development Company)
BALANCE SHEET
                                                  March 31
                                                1998    1997
                               ASSETS
CURRENT ASSETS:
    Cash                                      $    0    $ 24
FIXED ASSETS:
    Property & Equipment At Cost
    Less Accumulated depreciation of
    $ 0 & $1,530                                   0   3,949

OTHER ASSETS:
    Mining Leases                                  0   6,875
    Advance Deposits                               0   1,816

  Total  Assets                               $    0 $12,664

               LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                          $    0 $ 5,532
    Notes Payable Stockholders                     0  50,141
    Accrued interest on notes                      0   4,802

  Total Current Liabilities                        0  60,475

  OTHER LIABILITIES:
    Mining Lease Dispute                           0  41,560
    Certificate Replacement                        0     100

  Total Other Liabilities                          0  41,660

  STOCKHOLDER'S EQUITY
    Common stock $.0025 par value
    200,000,000 shares authorized
    166,250 shares issued and                   416   41,563
    outstanding
    Additional paid in capital               60,149   19,002
    Accumulated deficit                     (60,565)(150,036)

Total Stockholder's Equity                        0  (89,471)

Total Liabilities & Stockholder's Equity     $    0 $ 12,664

               See notes to financial statements

CALDERA CORPORATION
(a development Company)
Statement of Income and Accumulated Deficit
(Unaudited)

                                             For the six  Months
                                                 Ended March 31,
                                                  1998     1997
  Revenues                                    $  -0-    $   0


  EXPENSES:

  Selling, General & Administrative Expenses       0       3,049

  Legal and Accounting                             0         0

  Interest                                         0       1,128

  Depreciation                                     0         323

  Net  (loss)                                      0      (4,500)


               (Loss) per share                  (.00)     (.00)


  Accumulated (deficit), as of Dec. 31              0   (145,536)

  Accumulated (deficit), as of March 31       $     0  $(150,036)


                See notes  to financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                     For the Three Months Ended
                                                March 31
                                              1998        1997


  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $    0     $  (4,500)

  Adjustments to reconcile net income to
   net cash used by operating activities:
  Depreciation                                              323

  Changes in Assets & Liabilities

  Accrued Interest                                         1,128

  Advance Deposits

  Payables                                                 4,397

    Net Cash Used by Operating Activities                  1,348



  CASH FLOWS FROM FINANCING ACTIVITIES:

  Reduction in Loans from shareholders                   (1,557)


    Net Cash Provided By Financing Activities    0        1,557


  NET CHANGE IN CASH AND CASH EQUIVALENTS    $         $   (209)

  Cash and Cash Equivalents, Beg. of Period      0          233


  Cash and Cash Equivalents, End of Period    $  0      $    24



               See notes to  financial statements

CALDERA CORPORATION
(a development Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                  FOR THE YEAR ENDED DECEMBER 31, 1997
                      AND THROUGH March 31, 1998

                      Common Stock            Capital in
                      ______________________   Excess of  Accum.
                          Shares     Amount    Par Value  Deficit
                        __________  ________  _________ _________

BALANCE
DECEMBER 31, 1995      16,625,000  $41,563  $ 19,002   $(118,217)

Net loss for the period                                  (27,319)
ended December 31, 1996

BALANCE
December 31, 1996      16,625,000  $41,563  $ 19,002   $(145,536)

Reverse Split 6/30/97 (16,458,750) $(41,147)$ 41,147
 100 to 1

Net loss for the period                                   (9,053)
ended June 30, 1997

Assumption of Assets & Liabilities
  by AU International                                     94,024

BALANCE
March 31, 1998            166,250  $   416  $ 60,149    $(60,565)





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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation:

           Office equipment                   $6,448
    Less: Accumulated depreciation            (2,499)
                                              _______
        Total                                 $3,949
                                              =======
The Company incurred $5,239 rental expense under non-cancelable operating leases to date in 1997. The labndlord agreed to cancellation of the lease and no future payments are due.

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