Form 10-Q
period 1998-06-30
CALDERA CORP /FL/
filed 1998-11-10
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number                                   1-12023


                       CALDERA CORPORATION
(Exact name of registrant as specified in charter)

                       Florida
59-3243555
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

  3156 East Old Mill Circle #100 , Salt Lake City, Utah 84121
(Address of principal executive offices)                (Zip Code)

                            1- 801- 947-9007
Registrant's telephone number, including area code


  Former address - 444 Seabreeze Blvd, Daytona Beach, Florida   32118
(Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                   Outstanding as of October 27, 1998
     Common  Stock, $0.0025                     166,250

INDEX

Page
Number
PART I.

     ITEM 1.     Financial Statements (unaudited)               3

          Balance Sheets                                        4
             June 30, 1998 and  December 31, 1997

          Statements of Operations
             For the three and six months ended
             June 30, 1998 and 1997                             5
             and the period from January 1, 1994
             to June 30, 1998

          Statement of Changes in Stockholders' Equity
             For the period from January 1, 1994 to
             June 30, 1998                                      6

          Statements of Cash Flows
              For the six months ended June 30, 1998
              and 1997                                          7
              and the period from January 1,
              1994 to June 30, 1998

          Notes to Financial Statements                         8

     ITEM 2.     Plan of Operations                            10

PART II.     Signatures                                        11

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


The accompanying   balance sheets of Caldera Corporation (a development stage company) at June 30, 1998 and December 31 1997, and the statements of operations for the three and six months ended June 30, 1998 and 1997 and the period from January 1, 1994 to June 30, 1998, the cash flows and the statement of stockholder' equity for the six months ended June 30, 1998 and 1997, and the period from January 1, 1994 to June 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

CALDERA CORPORATION
(A Development Stage Company)
BALANCE SHEETS
June 30, 1998, and December 31, 1997


                                              June 30,          December 31,
                                                1998               1997

ASSETS

CURRENT ASSETS

     Cash                                     $       -         $      -

        Total Current Assets                  $       -         $      -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                         $       -         $      -

          Total Current Liabilities                   -                -

STOCKHOLDERS' EQUITY

     Common stock
        200,000,000 shares authorized,
        at $0.0025 par value, 166,250
        shares issued and outstanding               416              416

     Capital in excess of par value              60,149           60,149

    Accumulated deficit                         (60,565)         (60,565)

          Total Stockholders' Equity                  -                -
                                                $     -     $          -



The accompanying notes are an integral part of these financial statements.

CALDERA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 1998, and 1997
and the Period from January 1, 1994 to June 30, 1998



           Three Months  Six Months  Three Months  Six Months  January 1, 1994
               June 30,    June 30,      June 30,    June 30,        (note 1)
                1998        1998           1997       1997    to June 30, 1998


REVENUES       $    -     $      -    $      -     $      -       $      -


EXPENSES            -            -       4,553        9,053          154,589


NET LOSS
- operations        -            -      (4,553)      (9,053)        (154,589)

OTHER INCOME

 Gain on
 transfer of
 assets and
 assumption of
 liabilities
 by related
 party - note 1     -            -      94,024       94,024           94,024


NET PROFIT
(LOSS)          $   -        $   -    $ 89,471    $  84,971      $   (60,565)


BASIC GAIN
(LOSS) PER
COMMON SHARE

 Loss before
 other income   $   -        $   -    $  (.03)    $   (.05)
 Other income       -            -        .56          .56
   Net income       -            -        .53          .51

AVERAGE
OUTSTANDING
SHARES

     Basic                    166,250     166,250   166,250      166,250



The accompanying notes are an integral part of these financial statements.

      CALDERA CORPORATION
( A Development Stage Company)
STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For  the  Period  From January 1,  1994 to June 30,  1998


                                                     Capital in
                             Common Stock            Excess of     Accumulated
                         Shares        Amount        Par Value     Deficit

Balance January 1,
1994 - Note 1            98,560           246          24,394       (24,640)

Issuance of common
shares for cash
at $.39 - May through
November 1994            35,050            88          13,712           -

Issuance of common
shares for a mining
lease at $.25            27,500            69           6,806           -

Net operating loss
for the year ended
December 31, 1994            -              -             -         (67,589)

Issuance of common
shares for cash
at $2.97 - January
through May 1995          5,140            13          15,237           -

Net operating loss
for the year
ended December 31,
1995                         -              -             -         (25,988)

Net operating loss
for the year
ended December 31,
1996                         -              -             -         (27,319)

Net operating profit
for the year
ended December 31, 1997      -              -             -          84,971

Balance December 31,
1997                     166,250          416          60,149       (60,565)


Net operating profit
(loss) for the six
months ended
June 30, 1998                -              -             -            -

Balance June 30, 1998    166,250        $ 416        $ 60,149     $ (60,565)



The accompanying notes are an integral part of these financial statements.

      CALDERA CORPORATION
( A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 1998, and 1997
and the Period from January 1, 1994 to June 30, 1998


                                 Six Months     Six Months     January 1, 1994
                                     Ended          Ended          (Note 1)
                                   June 30,       June 30,
                                      1998           1997     to June 30, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net profit (loss)                $      -       $  84,971      $   (60,565)
Adjustments to reconcile net
loss to net cash provided by
operating activities:

Change in accounts payable              -           8,820          154,589
Gain on transfer of assets              -         (94,024)         (94,024)

Net Cash Used  by Operations            -            (233)            -

CASH FLOWS FROM INVESTING
ACTIVITIES:                             -              -              -

CASH FLOWS FROM FINANCING
ACTIVITIES:                             -              -              -

Net Increase (Decrease) in
Cash                                    -            (233)            -

Cash at Beginning of Period             -             233             -

Cash at End of Period               $   -         $    -          $   -


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 27,500 shares of common stock for a mining lease -
1994                                                              $ 6,875


The accompanying notes are an integral part of these financial statements.

      CALDERA CORPORATION
( A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

The Company was incorporated under the laws of the state of Florida on January 8, 1980 with the name of Skyfreight, Inc. On September 9, 1994 the name was changed to Caldera Corporation Inc. and then on September 9, 1996 to Caldera Corporation.

On September 9, 1994 the Company increased the authorized common stock to 200,000,000 shares at a par value of $0.0025 in connection with a reverse stock split of five shares of outstanding stock for one share. On June 30, 1997 the Company completed a reverse stock split of 100 shares of outstanding stock for one share. This report has been prepared showing the after stock split shares outstanding, with a par value of $0.0025, from inception.

From 1980 until 1986 the Company was engaged in the air freight business in Miami, Florida and then during 1994 acquired options to purchase gold mining leases located in Chile and Alaska.

On April 26, 1997 the remaining assets of the Company were transferred to Au International Inc.(a related party) in exchange for the assumption of all its liabilities and since that date the Company has remained inactive.

Since the asset transfer there have been disputes over some of the liabilities assumed. Au International Inc. has agreed to settle the disputes, however, the creditors may make claims against the company.

During 1996 the Company set up a stock option plan covering 500,000 unissued common shares of the Company. At the date of this report no shares had been issued under the plan.

The Company is considered to be a development stage company after 1993.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 1997, the Company had net operating loss carry forward of $60,565. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire starting in the years 1997 through 2013

CALDERA CORPORATION
( A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits, using the treasury stock method in accordance with FASB No. 128.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED PARTY TRANSACTIONS

See note 1 for the transfer of all remaining assets and the assumption of liabilities to a related party.
The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

4.  GOING CONCERN

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future.

Management recognizes that, if it is unable to raise additional capital, it cannot conduct any operations in the future.

5.  CONTINGENT LIABILITIES

See note 1 for possible claims from liabilities assumed by related party.


ITEM 2.   PLAN OF OPERATIONS


The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future. The Company's officers plan to pay any future expenses of the Company as short term loans until additional funding can be obtained.

Liquidity and Capital Resources

At June 30, 1998 the Company had no assets or  liabilities.

Results of Operations

The Company has had no operations during this reporting period.

PART 2 - SIGNATURES


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   CALDERA CORPORATION
                                   [Registrant]




Dated November 3, 1998                    By
                                        Radd C. Berrett , President




Dated November 3, 1998                    By
                                        Richard A. Ford , Chief Financial
Officer