Form 10QSB
period 1998-09-30
CALDERA CORP /FL/
filed 1998-11-12
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998


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

INDEX
Page
Number
PART I.

     ITEM 1.     Financial Statements (unaudited)           3

          Balance Sheets                                    4
             September 30, 1998 and  December 31, 1997

          Statements of Operations
             For the three and nine months ended
             September 30, 1998 and 1997                    5
             and the period from January 1,
             1994 to September 30, 1998

          Statement of Changes in Stockholders' Equity
             For the period from January 1, 1994
             to  September 30, 1998                         6

          Statements of Cash Flows
              For the nine months ended September 30,
              1998 and 1997                                 7
              and the period from January 1,
              1994  to  September 30, 1998

          Notes to Financial Statements                     8

     ITEM 2.     Plan of Operations                        10

PART II.     Signatures                                    11

PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS




The accompanying   balance sheets of Caldera Corporation (a development stage company) at September 30, 1998 and December 31 1997, and the statements of operations for the three and nine months ended September 30, 1998 and 1997 and the period from January 1, 1994 to September 30, 1998, the cash flows and the statement of stockholder' equity for the nine months ended September 30, 1998 and 1997, and the period from January 1, 1994 to September 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.
      CALDERA CORPORATION
(A Development Stage Company)
BALANCE SHEETS
  September 30, 1998, and December 31, 1997



                                                September 30,     December 31,
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

CALDERA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 1998, and 1997
and the Period from January 1, 1994 to September 30, 1998



         Three Months  Nine Months  Three Months  Nine Months  January 1, 1994
         September 30, September 30, September 30, September 30,     (note 1)
            1998           1998         1997         1997     September 30, 1998


REVENUES    $    -       $    -        $   -        $    -         $      -


EXPENSES         -            -            -          9,053           154,589


NET LOSS
- operations     -            -            -         (9,053)         (154,589)

OTHER INCOME

 Gain on
 transfer
 of assets and
 assumption of
 liabilities
 by related
 party -
 note 1           -           -            -         94,024           94,024


NET PROFIT
(LOSS)       $    -      $    -        $   -     $   84,971      $   (60,565)



BASIC GAIN
(LOSS) PER
COMMON SHARE

Loss before
other
income       $    -      $    -        $   -     $   ( .05)
Other income      -           -            -           .56
  Net income      -           -            -           .51

AVERAGE
OUTSTANDING
SHARES

     Basic                 166,250       166,250       166,250         166,250


The accompanying notes are an integral part of these financial statements.

CALDERA CORPORATION
( A Development Stage Company)
STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For  the  Period  From January 1,  1994 to September 30,  1998




                                                      Capital in
                                 Common Stock           Excess
                                                          of       Accumulated
                             Shares        Amount     Par Value       Deficit

Balance January 1, 1994
- Note 1                      98,560         246        24,394       (24,640)

Issuance of common shares
for cash at $.39 - May
through November 1994         35,050          88        13,712           -

Issuance of common shares
for a mining lease at $.25    27,500          69         6,806           -

Net operating loss for the
year ended  December 31,
1994                              -            -            -        (67,589)

Issuance of common shares
for cash at $2.97 - January
through May 1995               5,140          13        15,237           -

Net operating loss for the
year ended December 31, 1995     -             -            -        (25,988)

Net operating loss for the
year ended December 31, 1996     -             -            -        (27,319)

Net operating profit for the
year ended December 31, 1997     -             -            -         84,971

Balance December 31,  1997   166,250         416        60,149       (60,565)

Net operating profit (loss)
for the nine months
ended September 30, 1998         -             -            -            -

Balance September 30, 1998   166,250       $ 416      $ 60,149     $ (60,565)


The accompanying notes are an integral part of these financial statements.
      CALDERA CORPORATION
( A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 1998, and 1997
and the Period from January 1, 1994 to September 30, 1998


                            Nine Months     Nine Months     January 1, 1994 to
                                 Ended          Ended           (Note 1)
                           September 30,    September 30,
                               1998               1997      September 30, 1998


CASH FLOWS FROM
OPERATING ACTIVITIES:

Net profit (loss)              $    -         $   84,971        $   (60,565)
Adjustments to reconcile
net loss to net cash provided
by operating activities:

Change in accounts payable          -              8,820            154,589
Gain on transfer of assets          -            (94,024)           (94,024)

Net Cash Used  by Operations        -               (233)               -

CASH FLOWS FROM INVESTING
ACTIVITIES:                         -                -                  -

CASH FLOWS FROM FINANCING
ACTIVITIES:                         -                -                  -

Net Increase (Decrease) in
Cash                                -               (233)               -

Cash at Beginning of Period         -                233                -

Cash at End of Period         $     -          $     -            $     -


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 27,500 shares of common stock for a mining lease -
1994                                                              $  6,875


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

Liquidity and Capital Resources

At September 30, 1998 the Company had no assets or  liabilities.

Results of Operations

The Company has had no operations during this reporting period.

PART 2 - SIGNATURES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        CALDERA CORPORATION
                                        [Registrant]

Dated November 3, 1998                         By
                                             Radd C. Berrett, President


Dated November 3, 1998                         By
                                             Richard A. Ford , Chief Financial
                                             Officer