Form 10KSB/A
period 1997-12-31
CALDERA CORP /FL/
filed 1999-01-11
CIK 353200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-KSB/A
Amendment No. 1


(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 1-12023

CALDERA CORPORATION
(Exact name of Registrant as specified in charter)

     FLORIDA                                 59-3243555
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

3156 East Old Mill Circle #100 , Salt Lake City, Utah   84121
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (801) 947-9007

     The following Item 11 is included to correct typographical errors in the original filing:

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of April 17, 1998, as to the beneficial ownership of shares of common stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class       Name and Address          Amount and Nature     Percent
                     Of Beneficial Owner       of Beneficial Owner

Common Stock       Cypress Bend Trading (1)          62,790          38
                   Company, Inc.
                   2253 River Ridge Road
                   DeLand, Florida 32720

Common Stock       Eugene G. Harris (2)              10,000           6
                   5885 NW 18 Street
                   Miami, Florida 33152

Common Stock       Susan Freeman, Trustee            10,000           6
                   4250 North Michigan Ave.
                   Miami, Florida 33140

Common Stock       Au International, Inc. (3)        25,000          15
                   P. O. Box 1929
                   DeLand, Florida 32721

Common Stock       Robert Flounders (4)              25,000          15
                   5171 West Winds Drive
                   Orlando, FL 32819

(1) Cypress Bend is owned and controlled by Company Management. Cypress Bend owns shares of the Company received from Eugene G. Harris at the time the current investor group took control of the Company.

(2) Eugene G. Harris may be deemed to be "parent" and "Promoter" of the Company under rules and regulations of the Securities Act of 1933 by virtue of his ownership of common stock and his efforts in the organization of the Company.

(3) It should be noted that Richard R. Cook, Edwin T. Presley, Darold Schonsheck, Jack Spencer and Donald S. Thayer, directors of the Company, are also directors of Au International, Inc. from which the Alaska leases were obtained.

(4) Includes 25,000 shares held by Au International, Inc. Mr. Flounders is Chairman of the Board of Directors of Au International, Inc. and has shared power to vote or control the disposition of such shares.

     The following table contains information as of April 17, 1998, as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class          Name and Address          Amount and Nature    Percent
                     Of Beneficial Owner          of Beneficial Owner

Common Stock        Mr. Richard R. Cook (5, 6)          87,790          53
                    Corporate Counsel, Director
                    2253 River Ridge Road
                    DeLand, Florida 32720

Common Stock        Mrs. Rita R. Cook, Director          5,000           3
                    2253 River Ridge Road
                    DeLand, Florida 32720

Common Stock        Mr. Charles A. Gaetano (6)          67,790          41
                    Director
                    311 Turner Street
                    Utica, New York 13501

Common Stock        Mr. Buster LaMour                      630          .3
                    President
                    1026 Highway 93 North 15
                    Salmon, Idaho 83467

Common Stock        Dr. Edwin T. Presley (5, 6)         92,790          56
                    Chairman, Board of Directors
                    828 John Anderson Drive
                    Ormond Beach, Florida 32176

Common Stock        Mr. Darold Schonsheck (5, 6)        92,800          56
                    Vice President
                    315 Rio Pinar
                    Ormond Beach, Florida 32174

Common Stock        Mr. Steven D. Shoup (6)             67,790          41
                    Director
                    424 West 30th Street
                    Marion, Indiana 46953

Common Stock        Mr. Jack Spencer (5, 6)             92,790          56
                    Director
                    608 Mallory Court
                    Stone Mountain, Georgia 30087

Common Stock        Mr. Donald S. Thayer (5, 6)         92,790          56
                    Corporate Secretary, Director
                    6 Fountainebleau Circle
                    Daytona Beach, Florida 32118

Common Stock        Mr. James A. Thumser (5, 6)         92,790          56
                    Treasurer, Director
                    3855 South Atlantic Ave, #306
                    Daytona Beach Shores, Florida 32127

Common Stock        Officers and Directors             127,800          77
                    as a group

(5) Includes 25,000 shares held by Au International, Inc. Richard R. Cook, Edwin T. Presley, Darold Schonsheck, Jack Spencer, James A. Thumser and Donald S. Thayer, directors of the Company, are also directors of Au International, Inc. from which the Alaska leases were obtained and have shares power to vote or control the disposition of such shares.

(6) Includes 62,790 shares held by Cypress Bend Trading Company, Inc. Richard R. Cook, Charles A. Gaetano, Edwin T. Presley, Darold Schonsheck, Steven D. Shoup, Jack Spencer, Donald S. Thayer, and James A. Thumser, directors of the Company, are also directors of Cypress Bend Trading Company, Inc. and have shares power to vote or control the disposition of such shares.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned there unto duly authorized.


                                   CALDERA CORPORATION


Dated January 6, 1999              By /s/ Radd C. Berrett, President


Dated January 6, 1999              By /s/ Richard A. Ford , Chief
Financial Officer