Form 10KSB
period 1998-12-31
CALDERA CORP /FL/
filed 1999-04-08
CIK 353200

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

     Commission File Number: 0-27728

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered

        None                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class: Common Stock, Par Value $0.0025

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [  ]

State issuer's revenues for its most recent fiscal year:     $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (830,657 shares) computed by using the average bid and asked price as of March 26, 1999, is $6,126,095.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 26, 1999, there were 2,776,250 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Caldera Corporation (the "Company") was incorporated under the laws of the State of Florida on January 8, 1980, under the name "Skyfreight, Inc." On September 9, 1994, the Company changed its name to "Caldera Corporation, Inc." and increased the number of authorized shares to 200,000,000, par value $0.0025. On September 9, 1996, the Company changed its name to "Caldera Corporation."

     Effective June 30, 1997, the Company reverse split the outstanding shares of common stock of the Company at the rate of one share for each one hundred shares outstanding, reducing the number of shares outstanding to approximately 166,250.

Prior Operations

     According to prior management, the Company acquired options on certain gold mining claims in the State of Alaska in August 1994. In November 1994 the Company failed to validly file a statement of annual labor with the Alaska Department of Natural Resources ("DNR"). According to the Alaska DNR the Company's failure to properly record the statement and pay the required fees resulted in the automatic abandonment of the claims. The Company subsequently lost its appeal of the decision of the Alaska DNR and the claims were deemed abandoned. (See Item 3.)

     Effective June 30, 1997 the Company agreed to transfer all of its remaining assets to Au International, Inc. ("Au") in return for the assumption of any liabilities of the Company. The shareholders approved the transaction on April 26, 1997. At such time Richard R. Cook, Dr. Edwin T. Presley, Darold Schonsheck, Jack Spencer, James A. Thumser, and Donald S. Thayer, who were directors or former directors of the Company, were also directors of Au. The assets transferred included those described or referred to in the Company's financial statements for the period ended March 31, 1997. Au agreed to assume all of the Company's liabilities and to indemnify and hold the Company harmless, from any liabilities which arose prior to June 30, 1997. The only material asset of the Company at March 31, 1997, was its interest in mining claims located in the State of Alaska, which claims were subject to litigation with the Alaska DNR (see Item 3).

Activities During 1998

     During the year ended December 31, 1998, the Company conducted no material business operations.

     On September 30, 1998, Radd C. Berrett acquired 67,787 shares of Common Stock for $75,000, and a control group, consisting of eleven persons, represented by Richard A. Ford (the "Ford Group") acquired a combined total of 67,786 shares of Common Stock for $75,000. The funds used to purchase the shares were the personal funds of Mr. Berrett and the personal funds of each member of the Ford Group. The shares were purchased in a private transaction through Richard R. Cook, a director of the Company at such time, from directors of the Company and eight other shareholders. On October 26, 1998, Mr. Berrett was appointed as President and Chief Executive Officer of the Company and Mr. Ford was appointed as Secretary, Treasurer, CFO, and Principal Accounting Officer of the Company. Prior to such date James Allen Thumser and Donald S. Thayer resigned as officers and directors of the Company, and Richard R. Cook was the sole remaining director. In November 1998, Mr. Cook, the sole remaining director appointed Mr. Berrett, Mr. Ford, and Ms. Hildebrand as directors of the Company. These individuals took office in December 1998, concurrent with the resignation of Mr. Cook.

     In December 1998 the Company filed a registration statement on Form S-8 to register options to purchase 4,000,000 shares of common stock of the Company pursuant to the Company's 1997 Non-Qualified Stock Option Plan (the "Plan"). During January 1999, the Company granted a total of 4,000,000 options exercisable at prices ranging from $0.0025 to $0.075 per share, all of which were exercised during January 1999. Of these options, 1,800,000 were granted to current management, exercisable at $0.0025 per share; 2,000,000 were granted to consultants to the Company exercisable at $0.0025 per share; and 200,000 were issued to counsel for the Company exercisable at $0.075 per share. Of the options granted to the consultants, which options were subsequently exercised, 1,400,000 were mutually rescinded in March 1999, the shares were returned to the authorized but unissued shares of the Company, and the rescinded options were returned to options available under the Plan.

Proposed Activities

     The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence new business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     The Company has no employees.

Letter of Intent

     On March 16, 1999, the Company entered into a letter of intent to acquire Ragula Systems, Inc., a Utah corporation, ("Ragula"). The transaction would provide that the Company would issue 6,000,000 shares of the Company's common stock to the shareholders of Ragula, current management would resign, and persons nominated by Ragula would assume all management positions of the Company. Prior to Closing the Company would be required to provide funding in the amount of not less than $5,000,000 for the operations and obligations of Ragula. In connection with such transaction, current management of the Company would agree to place 1,000,000 shares owned by management into escrow until completion of the funding.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are furnished at no cost by the president of the Company and are shared with other unrelated companies.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record of beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

     On January 22, 1999, the Supreme Court of the State of Alaska denied the appeal of the Company and Au International, Inc. ("Au") and upheld the lower court's decision that the parties had abandoned their mining claims in the State of Alaska (Au International, Inc., and Caldera Corporation v. State of Alaska, Department of Natural Resources, Supreme Court No. S-8087 (Superior Court No. 3AN-95-10181 CI)). Au, as the successor to any interest of the Company to the mining claims, decided not to file a petition for rehearing. The court assessed attorney's fees of $2,914 against the parties and Au paid such obligation in full pursuant to its agreement to assume all liabilities of the Company at June 30, 1997 (see Item 1).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998. However, in November 1998 the Company filed an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, and Rule 14f-1 thereunder, in connection with the appointment of current management of the Company.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been quoted on the OTC Electronic Bulletin Board since March 5, 1999. Prior to such date management is not aware of the quotation or trading of the Common Stock through any other medium.
There is currently no established public trading market for the Common Stock. For the period from March 5, 1999, through March 26, 1999, the high and low bid quotations as reported by the OTC Bulletin Board were $9.00 and $1.00. These quotations reflect inter-dealer prices, without retail market-up, mark-down, or commission and may not necessarily represent actual transactions.

     During 1997 the Company adopted a 1997 Non-Qualified Stock Option Plan (the "Plan"). The Plan originally authorized the issuance of options to purchase 500,000 shares of common stock of the Company. In 1998 the Plan was amended to increase the number of shares to 4,000,000. During January 1999 the Company granted 4,000,000 options, all of which were exercised. During March 1999, the Company mutually rescinded the issuance of 1,400,000 of such exercised shares and canceled the corresponding options. As of March 26, 1999, the Company had no options outstanding and had 1,400,000 shares remaining issuable under the Plan.

     As of March 26, 1999, the Company had 1,800,000 shares of its Common Stock, or approximately 64.84% of the total outstanding shares, which were control shares held by management, and 145,593 shares, or approximately 5.24% of the total outstanding shares, which were restricted shares as defined in Rule 144 promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. Of the number of restricted shares, management believes that 30 could presently be sold pursuant to Rule 144; the Company has not agreed to register any outstanding restricted shares. None of the shares of Common Stock is being, nor have any such shares been proposed to be, publicly offered by the Company.

     At March 26, 1999, the Company had approximately 74 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115; telephone number (801) 484-7222.

     Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     On January 28, 1999, the Company issued 5,000 shares each to Richard A. Ford and Radd C. Berrett, officers, directors and 10% shareholders of the Company. Each person paid $2,500 for such shares. The shares were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering, each recipient of securities having delivered appropriate investment representations to Registrant with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company. It has had no revenues from operations during the fiscal years ended December 31, 1997 and 1998, or from January 1, 1994 (the commencement of the development stage) to December 31, 1998. Expenses of the Company increased from $9,053 in 1997 to $16,491 in 1998, due largely to the cost of preparing delinquent periodic reports filed with the Securities and Exchange Commission.

     The Company has entered into a letter of intent with Ragula Systems, Inc. ("Ragula"). As part of the letter of intent, the Company proposes to raise approximately $5,000,000 for the operations and obligations of Ragula through the sale of up to 2,000,000 shares of common stock of the Company. No definitive agreement has yet been entered into by the parties. If no definitive agreement is entered into, or if the transaction is not consummated, the Company intends to continue to seek a suitable business venture.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 10, 1998, the Board of Directors authorized the engagement of Andersen Andersen & Strong, Certified Public Accountants, as independent auditors of the Company for the year ended December 31, 1998. The decision to retain Andersen Andersen & Strong, and not to re-engage Marvin B. Seidman, the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage Mr. Seidman did not involve a dispute with the Company over accounting policies or practices. The report of Mr. Seidman on the Company's financial statements for the year ended December 31, 1997, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of the Company's financial statements for such year ended December 31, 1997, there were no disagreements with Mr. Seidman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mr. Seidman, would have caused such firm to make reference to the matter in its report.

     Neither the Company, nor anyone on its behalf, has consulted Andersen Andersen & Strong regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided by Andersen Andersen & Strong that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                  POSITION(S) WITH
     NAME                 AGE     THE COMPANY                  DIRECTOR SINCE

     Radd C. Berrett      34     President & CEO                         1998
     Richard A. Ford      43     Secretary, Treasurer, CFO, and          1998
                                 Principal Accounting Officer
     Jeanie Hildebrand    45     --                                      1998

     There are no family relationships among any of the directors or executive officers of the Company.

     The following information is furnished for each of the executive officers and directors of the Company and for the Designees:

     RADD C. BERRETT has served as the President and Chief Executive Officer of the Company since October 1998. Since June 1994 he has been employed by H.M.E as manager of operations. H.M.E. is a Utah corporation in the business of marketing and public relations. From September 1993 to September 1996 he was employed by a subsidiary of Freecom, a Utah corporation engaged in marketing liquidated merchandise.

     RICHARD A. FORD has served as the Secretary, Treasurer, CFO, and Principal Accounting Officer of the Company since October 1998. Since January 1998 he has been an independent insurance agent offering senior care insurance. From 1992 to 1997 Mr. Ford was employed by Honda of Kirkland, a Honda dealership, as the service manager.

     JEANIE HILDEBRAND has, since 1993, been employed by Control Technology, Inc., an electrical equipment distributor, as a customer service representative and department manager.

     Each director of the Company is elected to hold office until the next annual meeting of the shareholders and until his or her successor is elected and duly qualified. The bylaws state that the annual meeting of shareholders shall be held on the fourth Saturday of April each year.

Section 16(a) Beneficial Ownership Reporting Compliance

     For the fiscal year ended December 31,1998, the following are persons, who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year or any prior fiscal year:

                                                            Number of
                                                              Transactions Not
                                             Number of          Reported on
    Name               Position              Late Reports       Timely Basis

   Richard R. Cook     Director & Officer    Three (Forms 3,     Two
                                                    4 & 5)*
   Donald S. Thayer    Director & Officer    Three (Forms 3,     Two
                                                    4 & 5)*
   James A. Thumser    Director & Officer    Three (Forms 3,     Two
                                                    4 & 5)*
   Radd C. Berrett     Director, Officer, &  One   (Form 3)      One
                       10% Shareholder
   Richard A. Ford     Director, Officer, &  One   (Form 3)      One
                       10% Shareholder
   Jeannie Hildebrand  Director              One   (Form 3)      One
   The Ford Group      10% Shareholder       One   (Form 3)      One

     *None of the referenced Form 3s, 4s, or 5s has been filed.

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 1998, 1997, or 1996.

     For the years ended December 31, 1997 and 1998, the Board of Directors authorized the issuance of 315 shares to each director for active service as a director during such year. No shares were issued under such arrangement for the year ended December 31, 1998, and the Board of Directors has discontinued such arrangement for the year ending December 31, 1999.

     The Company has no written employment contracts with any of its executive officers. No executive officer has entered into any compensatory plan or arrangement with the Company with respect to any resignation, retirement, or any other termination of such executive officer's employment with the Company or from a change in control of the Company, or a change in any executive officer's responsibilities following any change of control.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 26, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                    Amount and Nature
Name and Address                    of Beneficial
of Beneficial Owner                 Ownership(1)             Percent of Class

Radd C. Berrett                      772,787                     27.84%
3156 East Old Mill Cir.
Salt Lake City, UT   84121

Richard A. Ford                      772,786(2)                  27.84%
10584 S. 700 E. Suite 228
Sandy, UT 84070

Jeanie Hildebrand                    467,786(3)                  16.85%
3187 South Higbee Cir.
West Valley, UT 84119

Executive Officers and Directors
as a Group (3 Persons)             1,945,573(4)                  70.08%

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of these shares, Mr. Ford owns directly 711,070 shares. The balance of 61,716 are held by other members of the Ford Group. Mr. Ford is a member of, and the representative for, the Ford Group which, as a group, owns 67,787 shares (including 6,070 shares held directly by Mr. Ford as part of the group) acquired on or about September 30, 1998. Mr. Ford is deemed to share voting control of the remaining 61,716 shares beneficially owned by him with such group. In addition to Mr. Ford, the Ford Group consists of the following persons who own directly the number of shares indicated: Development Investors, a Nevada corporation controlled by Gary Harden (6,756 shares); Carmen Williams (6,756 shares); Jeannie Hildebrand, an officer and a director of the Company (6,756 shares); Edward Hall, Jr. (3,834 shares); Mary Ross (3,834 shares); Terra Equity, a Nassau, Bahamas corporation controlled by Martin Trembly (6,756 shares); Lana Hall (6,756 shares); Billie Suter (6,756 shares); Jones and Johnson, a Wyoming corporation controlled by Wayne Jones (6,756 shares); and Asset Transfer, a Utah limited liability company controlled by Boyd Mackay (6,756 shares). Each of the members of the group is deemed to share voting control of the shares with the other members of the group. The group has agreed to vote these shares, together with the shares owned by Mr. Berrett, for current management until such time as a new business venture is located for the Company. The members of the Ford Group acted together in acquiring these shares beneficially owned by the group, but have no arrangement or understanding pertaining to the disposition of such shares. There is no understanding or arrangement known to management regarding any shares purchased subsequent to those acquired on or about September 30, 1998.
     (3) Of these shares, Ms. Hildebrand owns directly 406,756 shares.   Ms.
Hildebrand is a member of the Ford Group and is therefore deemed to share voting control of the remaining 61,031 shares with such group (see note 2 above).
     (4) Of these shares, 772,787 are owned directly by Mr. Berrett; 711,070 are held directly by Mr. Ford; 406,756 are owned directly by Ms. Hildebrand; and 54,960 are owned directly by the individual members of the Ford Group, excluding the shares owned directly by Mr. Ford and Ms. Hildebrand.

     On March 16, 1999, the Company entered into a letter of intent with Ragula Systems, Inc. ("Ragula"). The letter of intent provides for the preparation of a definitive agreement which, if closed, would result in the issuance of approximately 6,000,000 shares to the shareholders of Ragula. The letter of intent also provides that the Company would raise a minimum of $5,000,000 through the issuance of approximately 2,000,000 shares, and that management of the Company would be changed to persons designated by Ragula. Thus, if the definitive agreement should close, the shareholders of Ragula would own approximately 60% of the outstanding stock and such persons would assume control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, certain former officers and directors of the Company maintained a close relationship with Au International, Inc. ("Au"), a chapter S corporation organized in 1990. Au is the owner of certain mining claims on approximately 43,000 acres of land in the State of Alaska, of which 7,320 had been optioned to the Company. The Company no longer holds any option to such mining claims and has no relationship to or interest in Au.

     In January 1999, the Company issued 5,000 shares each to Radd C. Berrett and Richard A. Ford, 10% shareholders, officers, and directors of the Company, for $2,500 each.

     Also in January 1999, the Company granted options to Mr. Berrett, Mr. Ford, and Jeannie Hildebrand, a director of the Company, to purchase shares of common stock of the Company. The Company granted 700,000 options each to Mr. Berrett and Mr. Ford, and 400,000 options to Ms. Hildebrand. The options were exercisable at $.0025 per share and were exercised in full by the parties during January 1999.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Report of Andersen Andersen & Strong, Certified Public Accountants

          Balance Sheet at December 31, 1998

          Statements of Operations for the years ended December 31, 1998 and 1997, and for the period from inception of the development stage (January 1,1994) through December 31, 1998

          Statement of Changes in Stockholders' Equity from January 1, 1994, through December 31, 1998

          Statements of Cash Flows for the fiscal years ended December 31, 1998 and 1997, and for the period from inception of the development stage (January 1,1994) through December 31, 1998

          Notes to Financial Statements

(a)(2)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit No.     Description of Exhibit                             Page

      2.1          Letter of Intent with Ragula Systems, Inc.             *

      3.1          Articles of Incorporation                              **

      3.2          Articles of Amendment filed September 9, 1994          **

      3.3          Articles of Amendment filed September 9, 1996

      3.4          By-Laws of the Company currently in effect             **

      4.1          Form of certificate evidencing shares of Common Stock  **

      4.2          1997 Non-Qualified Stock Option Plan, as amended       ***

      4.3          Form of option certificate                             ***

     10.1          Agreement for Purchase and Sale of Assets dated
                    March 31, 1997

     16.1          Letter on change in certifying accountant              ****

     23.1          Consent of Andersen Andersen & Strong

          *Incorporated by reference from the Company's Current Report on Form 8-K dated March 16, 1999 (file no. 0-27728).

          **Incorporated by reference from the Company's registration statement on Form 10 filed with the Securities and Exchange Commission, file no.0-27728.

          ***Incorporated by reference from the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission, file no.333-70433.

          ****Incorporated by reference from the Company's Current Report on Form 8-K dated December 10, 1998.

     (b) Reports on Form 8-K: During the fourth quarter of the fiscal year ended December 31, 1998, the Company filed a Form 8-K dated September 30, 1998, to report a change of control under item 1, and filed a Form 8-K dated December 10, 1998, to report the change of accountants under item 4.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CALDERA CORPORATION

Date: March 30, 1999               By: /s/ Radd C. Berrett, President

                                   By: /s/ Richard A. Ford, Principal
                                           Accounting Officer and Chief
                                           Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


      By: /s/ Radd C. Berrett, Director               March 30, 1999

      By: /s/ Richard A. Ford, Director               March 30, 1999

      By: /s/ Jeanie Hildebrand, Director             March 30, 1999

CALDERA CORPORATION
FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
December 31, 1998

Board of Directors
Caldera Corporation
Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Caldera Corporation ( a development stage company), Inc. at December 31, 1998 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the period from January 1, 1994 (date of inception of development stage) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caldera Corporation at December 31, 1998 and the results of operations, and cash flows for the years ended December 31, 1998 and 1997, and the period from January 1, 1994 (date of inception of development stage ) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company's management intends to acquire interests in various business opportunities which will require additional capital to succeed in that effort, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
February 5, 1999

CALDERA CORPORATION
(A Development Stage Company)
                               BALANCE SHEET
                             December 31, 1998

ASSETS

CURRENT ASSETS

     Cash                            $  5,163

     Total Current Assets            $  5,163


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                 $ 8,796

          Total Current Liabilities     8,796

STOCKHOLDERS' EQUITY

    Common stock
       200,000,000 shares
       authorized, at $0.0025 par
       value, 176,250 shares issued
       and outstanding                    441

    Capital in excess of par value     72,982

    Accumulated deficit               (77,056)

    Total Stockholders' Equity
      (deficiency)                     (3,633)
                                     $  5,163

The accompanying notes are an integral part of these financial statements.

CALDERA CORPORATION
(A Development Stage Company)
                         STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1998, and 1997 and the Period from January 1, 1994 (date of inception of developement stage) to December 31, 1998


                                                            January 1, 1994 to
                           December 31,     December 31,    (note 1)
                           1998                1997         December 31, 1998


REVENUES                  $       -         $       -       $         -

EXPENSES                      16,491             9,053          146,440

NET LOSS - operations        (16,491)           (9,053)        (146,440)

OTHER INCOME

Gain on transfer of assets
and assumption of liabilities
by related party - note 1         -             94,024           94,024

NET PROFIT
(LOSS)                    $  (16,491)       $   84,971       $  (52,416)

GAIN (LOSS) PER
COMMON SHARE

Basic

Loss before other income  $       -         $   ( .05)
       Other income               -               .56
       Net income (loss)       (.10)              .51

Diluted                        (.02)              .13

AVERAGE OUTSTANDING SHARES

Basic                       166,250           166,250

Diluted                     666,250           666,250


The accompanying notes are an integral part of these financial statements.

CALDERA CORPORATION
( A Development Stage Company)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period From January 1, 1994 (date of inception of development stage) to December 31, 1998


                                                  Capital in
                                 Common Stock     Excess of      Accumulated
                             Shares    Amount     Par Value      Deficit

Balance January 1, 1994 -
Note 1                       98,560      246      24,394        (24,640)

Issuance of common shares
for cash at $.39 - May
through November 1994        35,050       88      13,712              -

Issuance of common shares
for a mining lease at $.25   27,500       69       6,806              -

Net operating loss for the
year ended  December 31,
1994                              -        -           -        (67,589)

Issuance of common shares
for cash at $2.97 - January
through May 1995              5,140       13      15,237              -

Net operating loss for the
year ended December 31, 1995      -        -           -        (25,988)

Net operating loss for the
year ended December 31, 1996      -        -           -        (27,319)

Net operating profit for the
year ended December 31, 1997      -        -           -         84,971

Balance December 31,  1997  166,250      416      60,149        (60,565)

Issuance of common shares
for cash at $.50 - related
parties -  December 1998     10,000       25       4,975              -

Cash contributed to capital -
related parties                   -        -       7,858              -

Net operating loss for the
year ended December 31, 1998      -        -           -        (16,491)

Balance December 31, 1998   176,250    $ 441    $ 72,982     $  (77,056)


The accompanying notes are an integral part of these financial statements.

CALDERA CORPORATION
( A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, and 1997 and the Period from January 1, 1994 (date of inception of development stage) to December 31, 1998

                                                         January 1, 1994 to
                                                         (Note 1)
                           December 31,     December 31,
                            1998               1997      December 31, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)         $ (16,491)        $ 84,971           $ (52,416)
Adjustments to reconcile
net loss to net cash
provided by operating
activities

Change in accounts payable    8,796            8,820             138,745
Gain on transfer of assets        -          (94,024)            (94,024)

Net Cash Used by Operations  (7,695)            (233)             (7,695)

CASH FLOWS FROM INVESTING
ACTIVITIES
                                  -              -                     -

CASH FLOWS FROM FINANCING
ACTIVITIES

    Proceeds from issuance
    of common capital stock   5,000              -                 5,000
    Cash contributed to
    capital                   7,858              -                 7,858

Net Increase (Decrease) in
Cash                          5,163             (233)              5,163

Cash at Beginning of Period       -              233                   -

Cash at End of Period       $ 5,163         $    -              $  5,163

SCHEDULE OF NONCASH
INVESTING AND FINANCING
ACTIVITIES

Issuance of 27,500 shares of
common stock for a mining lease - 1994                          $  6,875


The accompanying notes are an integral part of these financial statements.

CALDERA CORPORATION
( A Developement Stage Company)
NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

The Company was incorporated under the laws of the state of Florida on January 8, 1980 with the name of Skyfreight, Inc. On September 9, 1994 the name was changed to Caldera Corporation Inc. and then on September 9, 1996 to Caldera Corporation.

On May 3, 1994 the Company increased the authorized common stock to 200,000,000 shares at a par value of $0.0025 in connection with a reverse stock split of five shares of outstanding stock for one share. On June 30, 1997 the Company completed a reverse stock split of 100 shares of outstanding stock for one share. This report has been prepared showing the after stock split shares outstanding, with a par value of $0.0025, from inception.

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

During 1996 the Company set up a stock option plan covering 500,000 unissued common shares of the Company. At December 31, 1998 no shares had been issued under the plan however during January 1999 the number of options were increased and exercised. (see subsequent events)

The Company has been in the  developement stage since January 1, 1994.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 1998, the Company had a net operating loss carry forward of $77,056. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire starting in the years 1997 through 2014

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits, using the treasury stock method in accordance with FASB No. 128.

CALDERA CORPORATION
( A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

3.  RELATED PARTY TRANSACTIONS

Related parties owned 51% of the outstanding stock on December 31, 1998 and 45% after the options were exercised in January 1999.

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

6.  SUBSEQUENT EVENTS

On January 4, 1999 the Company amended the stock option plan to increase the number of shares from 500,000 to 4,000,000 at $0.0025 per share in connection with an S-8 registration.

During January 1999 the options were exercised.

Exhibit 3.3

ARTICLES OF AMENDMENT

The current name of the Corporation is Caldera Corporation, Inc. The Articles of Incorporation are amended as follows: The name of the Corporation is hereby changed to Caldera Corporation.

The undersigned secretary of the Corporation certifies that said amendment was adopted by the shareholders at the annual meeting on April 27, 1996. Said amendment was approved by all of the shares present which number was sufficient for approval.

Date: August 27, 1996        /s/ Donald S. Thayer, Corporate Secretary

STATE OF FLORIA
COUNTY OF VOLUSIA

The foregoing instrument was subscribed to and sworn before me this 27th day of Sugust 1996, by DONALD S. THAYER who is personally known to me and who did take an oath.

     /s/ Richard R. Cook
     Notary Signature

Exhibit 10.1

AGREEMENT FOR PURCHASE AND SALE OF ASSETS

     THIS AGREEMENT is made at Daytona Beach, Florida, as of the 31st Day of March, 1997 by Au International, Inc., hereinafter referred to as the Purchaser, and Caldera Corporation, hereinafter referred to as the Seller.

RECITAL

     The Purchaser desires to purchase and receive from the Seller, and the Seller desires to sell and assign to the Purchaser, all of the Seller's properties, assets, and business.

AGREEMENT

     THEREFORE, in consideration of the mutual promises and conditions herein contained, the parties hereby agree as follows:

Purchase and Sale

     (1) Upon the terms and subject to all of the conditions herein and the performance by each of the parties hereto of their respective obligations hereunder the Purchaser agrees to purchase from the Seller, and the Seller agrees to sell and deliver to the Purchaser on the Closing Date, all of the Seller's properties, assets, and business as a going concern, other than its cash on hand and in banks, records, name and seal, all of which shall be retained by the Seller. The properties, assets, and business so to be conveyed and delivered included those described or referred to in the financial statement for the period ending March 31, 1997 attached hereto.

Purchase Price

     (2) Subject to the terms and conditions of this Agreement, and in full consideration for the conveyance, transfer, and delivery of the Seller's properties, assets and business to the Purchaser as provided herein, at the
Closing:

The Purchaser will assume all of the Seller's liabilities and indemnify and hold harmless the Seller, its officers, directors, employees and shareholders from any liabilities whether or not contingent that arose prior to June 30, 1997.

Allocation of Purchase Price
Closing and Certain Related Matters

     (3)(a) The Closing shall be on June 30, 1997 or such other date as the parties hereto shall mutually agree. The time and place of the Closing shall be such as the parties hereto shall mutually agree.



Instruments of Conveyance and Transfer

        (b)     At the Closing:
     (i) The Seller will deliver to the Purchaser such deeds, bills of sale, endorsements, assignments, and other good and sufficient instruments of conveyance and transfer and containing full warranties of title, as shall be effective to vest in the Purchaser good, absolute, and marketable title to the properties, assets, and business being transferred to the Purchaser by the Seller, free and clear of all liens, charges and encumbrances, and restrictions whatsoever; and
     (ii) The Seller will deliver to the Purchaser all the contracts, dealer franchises, agreements, commitments, and rights pertaining to the Seller's business and other data relating to its assets, business, and operation.
     (iii) Simultaneously with such deliver, the Seller will take all such steps as may be requisite to put the Purchaser in actual possession, operation, and control of the properties, assets, and business to be transferred hereunder.

Sales and Transfer Taxes and Pees

     (c) All applicable sales, transfer, documentary, use, filing, and other taxes and fees that may be due or payable as a result of the conveyance, assignment, transfer, or delivery of the property, assets, or business to be conveyed and transferred as provided herein whether levied on the Seller or the Purchaser shall be borne by the Seller. The parties agree that the Purchaser shall not pay any such tax, but that all such taxes shall he paid by the Seller, subject to its right in good faith to contest the validity or amount thereof by proper proceedings at its expense.

Further Assurances to Purchaser

     (d) From time to time, after the Closing, at the request of the Purchaser, the Seller will execute and deliver to the Purchaser such other instruments of conveyance and transfer and take such other action as the Purchaser may reasonably require more effectively to convey, transfer to, and vest in the Purchaser, and to put the Purchaser in possession of, any of the properties or assets to be conveyed, transferred, and delivered to the Purchaser hereunder.

Representations and Warranties by Seller

     (6) As a material inducement to the Purchaser to execute and perform its obligations under this Agreement, the Seller hereby represents and warrants to the Purchaser as follows:

Litigation

     (a) There are no actions, suits, or proceedings pending or threatened against the Seller or affecting any of its properties or rights, at law or in equity, or before any federal, state, municipal, or other governmental agency or instrumentality, domestic or foreign, nor is the Seller or any of its officers or directors aware of any facts which to its or their knowledge might result in any such action, suit, or proceeding. The Seller is not in default with respect to any order or decree of any court or of any such governmental agency or instrumentality, except as set out in the Seller's Form 10 now on file with the SEC. The Buyer is aware of the Alaska litigation and is familiar with the information in the Form 10.

Compliance With Law and other Instruments

     (b) The Seller in not in violation of any term or provision of any charter, bylaw, mortgage, indenture, contract, agreement, instrument, judgment, decree, order, statute, rule or regulation, and the execution and delivery of and performance and compliance with this Agreement will not result in the violation of or be in conflict with or constitute a default under any such term or provision or result in the creation of any mortgage, lien, encumbrance, or charge upon any of the properties or assets of the Seller pursuant to any such term or provision.

Title to Properties and Assets

     (c) The Seller has good, absolute, and marketable title to all of its properties and assets being sold to the Purchaser pursuant to this Agreement including without limitation those reflected in the Balance Sheet (other than inventory since sold or disposed of in the ordinary course of business) and those described or referred to in the Financial statements as of March 31, 1997 Exhibit A hereto, held in each case subject to no lease, mortgage, pledge, lien, charge, security interest, encumbrance or restriction whatsoever. The furniture, fixtures, and equipment of the Seller are in good condition and repair, reasonable wear and tear excepted.

Patents and Trademarks

     (d) The Seller has no knowledge of any claim or reason to believe that it is or may be infringing or otherwise acting adversely to the rights of any person under or in respect of any patent, trademark, service mark, trade name, copyright, license, or other similar intangible right. The Seller is not obligated or under any liability whatever to make any payments by way of royalties, fees, or otherwise to any owner or licensee of or other claimant to any patent, trademark, trade name, copyright, or other intangible asset with respect to the use thereof or in connection with the conduct of its business or otherwise.

No Default

     (e) The Seller is not in default in any respect under any of the contracts, agreements, leases, documents, or other commitments to which it is a party or otherwise bound. Except as set out in the Seller's Form 10 now on file with the SEC. The Buyer is aware of the Alaska litigation and in familiar with the information in the Form 10.

Disclosure

     (f) No representation or warranty by the Seller in this Agreement or in any writing attached hereto, contains or will contain any untrue statement of material fact or omits or will omit to state any material fact (of which the Seller or any of its directors or stockholders has knowledge or notice) required to make the statements herein or therein contained not misleading. Nature and Survival of Representations and Warranties

     (7) The representations and warranties contained in and made pursuant to this Agreement shall survive the execution and delivery of this Agreement and all inspections, examinations, and audits made at any time by or on behalf of any of the parties.

Indemnification

     (8) The Seller shall, and hereby agrees to, indemnify and hold harmless, the Purchaser at all times from and after the Closing Date against and in respect to any damages, as hereinafter defined. Damages, as used herein, shall include any claims, actions, demands, losses, costs, expenses, liabilities (joint or several), penalties, and damages, including counsel fees incurred in investigating or in attempting to avoid the same or oppose the imposition thereof, resulting to the Purchaser from (a) any materially inaccurate representation made by the Seller in or under this Agreement; (b) breach of any of the warranties made by the Seller in or under this Agreement;
(c) breach or default in the performance by the Seller of any of the covenants to be performed by it hereunder; and (d) any debts, solute, contingent, or otherwise, due or to become due, except those obligations specifically assumed by the Purchaser in Paragraph (2)(b) of this Agreement.

Demands and Actions

     (9) The Purchaser agrees that promptly upon receipt by it of notice of any demand, assertion, claim, action, or proceeding, judicial or otherwise, with respect to any matter as to which the Seller separate agreement) have agreed to indemnify the Purchaser under the provisions of this Agreement, the Purchaser will give prompt notice thereof in writing to the Seller, together, in each instance, with a statement of such information respecting such demand, assertion, claim, action, or proceeding as the Purchaser shall then have. The Seller reserves the right to content and defend by all appropriate legal or other proceeding with respect to which it or its stockholders shave been called upon to indemnify the Purchaser under the provisions of this Agreement; provided, however, that:

     (a) Notice of the intention so to contest shall be delivered to the Purchaser within twenty (20) calendar days from the date of receipt by the Seller of notice of the assertion of such demand, assertion, claim, action, or proceeding;
     (b) The Seller shall pay all costs and expenses of such contest, including all attorneys' and accountants' fees and the cost of any bond required by law to be posted in connection with such contest; and
     (c) Such contest shall be conducted by reputable attorneys employed by the Seller at the Seller's expense, but the Purchaser shall have the right to participate in such proceedings and to be represented by attorneys of its own choosing, at its own cost and expense.

     If after such opportunity, the Seller does not elect to participate, or does not participate in any such proceedings, the Seller and its stockholders shall be bound by the results obtained by the Purchaser, including without limitation and out-of-court settlement or compromise.

     If requested by the Seller, the Purchaser agrees to cooperate with the Seller in contesting any demand, assertion, or claim which the Seller elects to contest, or, if appropriate, in the making of any counterclaim or demand against the person asserting such demand, assertion, or claim or any cross-complaint against any person; but the Seller will reimburse the Purchaser for any expenses incurred by the Purchaser in so cooperating with the Seller. If such counterclaim or cross-complaint results in receipt by the Purchaser of amounts in excess of the amount which is subject to any such demand, assertion, or claim, such excess shall first be applied to the payment of the reasonable costs and expenses of the Seller incurred in connection with such contest, counterclaim, or cross-complaint, and the balance retained by the Purchaser.

Miscellaneous

     (10)(a) This Agreement shall not be assignable by the Seller or Purchaser without the consent of the other. Nothing in this Agreement, expressed or implied, is intended to confer upon any person, other than the parties hereto and their successors any rights or remedies under or by reason of this Agreement.

Expenses

     (b) Each of the parties shall bear all expenses incurred by them in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

Amendment and Waiver

     (c) This Agreement may be amended or modified at any time and in all respects, or any provisions may be waived by an instrument in writing executed by the Purchaser and the Seller, or either of them in the case of a waiver.

Parties in Interest

     (d) All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of, and be enforceable by, the Seller and the Purchaser and their successors and assigns.

Integrated Agreement

     (e) This Agreement constitutes the entire agreement between the parties hereto, and there are no agreements, understandings, restrictions, warranties, or representations between the parties other than those set forth herein or herein provided for.

PURCHASER:                         Au International, Inc.

                                   By /s/ Donald S. Thayer, President

SELLER:                            Caldera Corporation

                                   By /s/ Richard R. Cook, President

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants


     The undersigned accounting firm hereby consents to the use of its audit report dated February 5, 1999, and to the use of the name of the undersigned firm, in the annual report of Caldera Corporation on Form 10-KSB for the year ended December 31, 1998, and to the incorporation of such annual report, and the audit report and use of the undersign's name, in the registration statement of Caldera Corporation on Form S-8 (SEC File No. 333-70433).

Date: March 30, 1999

     /s/ Andersen Andersen & Strong, L.C.