Form 10QSB
period 1999-03-31
CALDERA CORP /FL/
filed 1999-05-04
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                               -------------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ----------------------     -----------------------
Commission File number                       1-12023
                      ----------------------------------------------------------

                              CALDERA CORPORATION
                         ----------------------------

               (Exact name of registrant as specified in charter)


            Florida                                     59-3243555
 ------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

  3156 East Old Mill Circle #100 , Salt Lake City, Utah            84121
  -----------------------------------------------------          ---------
(Address of principal executive offices)                        (Zip Code)

                               1- 801- 947-9007
               --------------------------------------------------
               Registrant's telephone number, including area code

              -----------------------------------------------------
                 (Former name, former address,  and former fiscal
                       year, if changed  since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                        Outstanding as of April 8, 1999
--------------------------------          -------------------------------
     Common  Stock, $0.0025                         2,776,250


                                                       INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               March 31, 1999 and  December 31, 1998

                            Statements of Operations
                               For the three  months ended  March  31, 1999 and 1998.........................5 and the period from January 1, 1994 to March 31, 1999


                            Statement of Changes in Stockholders' Equity
                               For the period from January 1, 1994  to March  31, 1999   ....................6

                            Statements of Cash Flows
                                For the three months ended March 31, 1999 and 1998...........................7 and the period from January 1, 1994  to  March 31, 1999


                            Notes to Financial Statements....................................................8

          ITEM 2.           Plan of Operations..............................................................11

PART II.                    Signatures......................................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Caldera Corporation (a development stage company) at March 31, 1999 and December 31 1998, and the statements of operations for the three months ended March 31, 1999 and 1998 and the period from January 1, 1994 to March 31, 1999, the cash flows and the statement of stockholder' equity for the three months ended March 31, 1999 and 1998, and the period from January 1, 1994 to March 31, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.


                               CALDERA CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 1999, and December 31, 1998

----------------------------------------------------------------------------------------------


                                                               March 31,         December 31,
                                                                 1999               1998
                                                            ----------------  --------------

ASSETS

CURRENT ASSETS

   Cash                                                        $     6,607    $     5,163
                                                               -----------    -----------

       Total Current Assets                                    $     6,607    $     5,163
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                            $      --      $     8,796
                                                               -----------    -----------

       Total Current Liabilities                                      --            8,796
                                                               -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized, at $0.0025 par value;
        2,776,250    shares issued and outstanding at March 31;
        176,250 at December 31                                       6,941            441

   Capital in excess of par value                                   87,482         72,982

    Accumulated deficit                                            (87,816)       (77,056)
                                                               -----------    -----------

       Total Stockholders' Equity                                    6,607         (3,633)
                                                               -----------    -----------

                                                               $     6,607    $     5,163
                                                               ===========    ===========






   The accompanying notes are an integral part of these financial statements.


                               CALDERA CORPORATION
                          (A Development Stage Company)
                          STATEMENTS OF OPERATIONS For
                   the Three Months Ended March 31, 1999, and
                    1998 and the Period from January 1, 1994
                                to March 31, 1999

---------------------------------------------------------------------------------------


                                  Three Months     Three Months      January 1, 1994 to
                                    March 31,       March 31,            (note 1)
                                      1999             1998           March 31, 1999
                                  ------------     ------------      ------------------


REVENUES                             $    --        $    --             $    --


EXPENSES                                10,760           --               63,176
                                     ---------      ---------           ---------


NET LOSS                             $ (10,760)     $    --            $ (63,176)
                                     =========      =========           =========




 GAIN (LOSS) PER
   COMMON SHARE

     Basic
                                     $   (.016)      $    --
                                     ---------        ---------

AVERAGE
     OUTSTANDING
     SHARES

     Basic                             609,583          166,250
                                     ---------        ---------




   The accompanying notes are an integral part of these financial statements.


                               CALDERA CORPORATION
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period From January 1, 1994 to March 31, 1999


--------------------------------------------------------------------------------------------------------------------------------



                                                           Common Stock                         Capital in
                                                  -------------------------------                Excess of            Accumulated
                                                       Shares                 Amount             Par Value              Deficit
                                                    ------------           ------------        ------------          ------------

Balance January 1, 1994 - Note 1                       98,560               $  246               $ 24,394             $ (24,640)

Issuance of common shares for cash
   at $.39 - May through November 1994                 35,050                   88                 13,712                  --

Issuance of common shares for a mining
    lease at $.25                                      27,500                   69                  6,806                  --

Net operating loss for the year
   ended  December 31, 1994                               --                   --                     --                (67,589)

Issuance of common shares for cash
    at $2.97 - January through May 1995                 5,140                   13                 15,237                  --

Net operating loss for the year
   ended December 31, 1995                                --                   --                     --                (25,988)

Net operating loss for the year
    ended December 31, 1996                               --                   --                     --                (27,319)

Net operating profit for the year
    ended December 31, 1997                               --                   --                     --                 84,971

 Issuance of common shares for cash
    at $.50 - related parties - December 1998          10,000                   25                  4,975                  --

Cash contributed to capital - related parties             --                   --                   7,858                  --

Net operating loss for the year ended
   December 31, 1998                                      --                   --                     --                (16,491)
                                                    ------------           ------------        ------------          ------------

Balance December 31, 1998                             176,250                  441                 72,982               (77,056)


 Issuance of common shares for services
    at $.075 - March 1999                             200,000                  500                 14,500                  --

Issuance of common shares for cash
    at $.0025 - March 1999                          2,400,000                6,000                    --                   --

Net operating loss for the three months
    ended March 31, 1999                                  --                   --                     --               (10,760)
                                                    ------------           ------------        ------------          ------------


Balance March 31, 1999                              2,776,250              $ 6,941               $ 87,482            $ (87,816)
                                                    ============           ============        ============          ============





   The accompanying notes are an integral part of these financial statements.



                               CALDERA CORPORATION
                          (A Development Stage Company)
                           STATEMENT OF CASH FLOWS For
                   the Three Months Ended March 31, 1999, and
                    1998 and the Period from January 1, 1994
                                to March 31, 1999

-------------------------------------------------------------------------------------------------------------------



                                                        Three Months     Three Months  January 1, 1994 to
                                                           Ended            Ended         (Note 1)
                                                          March 31,        March 31,
                                                             1999            1998       March 31, 1999
                                                      --------------  ---------------  ------------------


CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)                                        $ (10,760)   $       --          $ (63,176)

Adjustments to reconcile net loss to
net cash provided by operating activities

    Change in accounts payable                              (8,796)           --               --

     Issuance of capital stock for expenses                 15,000            --             21,875
                                                         ------------ ------------        ------------
Net Cash Used  by Operations                                (4,556)           --            (41,301)
                                                         ------------ ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                               --             --               --
                                                         ------------ ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds form issuance of capital stock                  6,000            --             40,050
    Cash contributed to capital                                --             --              7,858
                                                         ------------ ------------        ------------

Net Increase (Decrease) in Cash                              1,444            --              6,607

Cash at Beginning of Period                                  5,163            --               --
                                                         ------------ ------------        ------------

Cash at End of Period                                    $   6,607    $       --          $   6,607
                                                         ============ ============        ============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 27,500 shares of common stock for a mining lease - 1994                       $   6,875
                                                                                          ------------

Issuance of 200,000 shares of common stock for services - 1999                            $   7,296
                                                                                          ------------

   The accompanying notes are an integral part of these financial statements.

                               CALDERA CORPORATION
                         (A Developement Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

From 1980 until 1986 the Company was engaged in the air freight business in Miami, Florida and then during 1994 acquired options to purchase gold mining leases located in Chile and Alaska and on April 26, 1997 were transferred to Au International Inc.(a related party) in exchange for the assumption of all its liabilities and since that date the Company has remained inactive.

The Company is considered to be a developement stage company after 1993.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

At December 31, 1998, the Company had net operating loss carry forward of $77,056. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire starting in the years 1997 through 2019

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits, using the treasury stock method in accordance with FASB No. 128.

                               CALDERA CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions
-------------------------

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

                               CALDERA CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


5.  PROPOSED ACQUISITION OF RAGULA SYSTEMS, INC.

On March 16, 1999 the Company enterd into a letter of intent with Ragula Systems, Inc. which provides for the acquisition of Ragula Systems, Inc. through a stock for stock exchange in which the stockholders of Ragula would receive 6,000,000 common shares of the Company in exchange for all of the stock of Ragula Systems, Inc. As part of the consideration the Company has agreed to raise a minimum of $5,000,000 through the issuance of 2,000,000 shares of the Company. After the completion of the terms of the exchange the stockholders of Ragula will own 60% of the Company with a finalization date of July 1, 1999

For reporting purposes, the acquisition will be treated as an acquisition of the Company by Ragula (reverse acquisition) and a recapitalization of Ragula.

Ragula Systems, Inc. is in the business of developing and marketing its own patent pending software designed for use in the internet field.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.As outlined below management has entered into a proposed acquisition however continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future. The Company's officers plan to pay any future expenses of the Company as short term loans until additional funding can be obtained.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

Proposed  Acquisition of Ragula Systems, Inc.
---------------------------------------------

On March 16, 1999 the Company enterd into a letter of intent with Ragula Systems, Inc. which provides for the acquisition of Ragula Systems, Inc. through a stock for stock exchange in which the stockholders of Ragula would receive 6,000,000 common shares of the Company in exchange for all of the stock of Ragula Systems, Inc. As part of the consideration the Company has agreed to raise a minimum of $5,000,000 through the issuance of 2,000,000 shares of the Company. After the completion of the terms of the exchange the stockholders of Ragula will own 60% of the Company with a finalization date of July 1, 1999

Ragula Systems, Inc. is in the business of developing and marketing its own patent pending software designed for use in the internet field.

                               PART 2 - SIGNATURES



--------------------------------------------------------------------------------



                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  CALDERA CORPORATION
                                  [Registrant]




Dated 4-29, 1999                  By /s/Radd C. Berrett
                                    ---------------------------
                                    Radd C. Berrett , President




Dated 4-29, 1999                  By /s/Richard A. Ford
                                    -----------------------------------------
                                    Richard A. Ford , Chief Financial Officer