Form 10QSB
period 1999-06-30
CALDERA CORP /FL/
filed 1999-07-30
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                              --------------------------------------------------

(  )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

Commission File number                  1-12023
                      ----------------------------------------------------------

                               CALDERA CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           Florida                                              59-3243555
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

3156 East Old Mill Circle #100 , Salt Lake City, Utah              84121
-----------------------------------------------------            ----------
(Address of principal executive offices)                         (Zip Code)

                                 1-801-947-9007
               --------------------------------------------------
               Registrant's telephone number, including area code


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

            Class                                Outstanding as of  July 3, 1999
--------------------------------                 -------------------------------
    Common  Stock, $0.0025                                  2,776,250

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

       ITEM 1.   Financial Statements (unaudited)..............................3

                 Balance Sheets................................................4
                  June 30, 1999 and  December 31, 1998

                 Statements of Operations
                  For the three and six  months ended June  30, 1999 and 1998..5 and the period from January 1, 1994 to June 30, 1999

                 Statement of Changes in Stockholders' Equity
                  For the period from January 1, 1994  to June  30, 1999.......6

                 Statements of Cash Flows
                  For the  six months ended June 30, 1999 and 1998.............7 and the period from January 1, 1994  to June 30, 1999


                 Notes to Financial Statements.................................8

       ITEM 2.   Plan of Operations...........................................11

PART II.         Signatures...................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Caldera Corporation (a development stage company) at June 30, 1999 and December 31 1998, and the statements of operations for the three and six months ended June 30, 1999 and 1998 and the period from January 1, 1994 to June 30, 1999, the cash flows and the statement of stockholder' equity for the six months ended June 30, 1999 and 1998, and the period from January 1, 1994 to June 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                               CALDERA CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 1999, and December 31, 1998

=============================================================================================


                                                                  June 30,        December 31,
                                                                    1999              1998
                                                                 -----------      -----------
ASSETS

CURRENT ASSETS

   Cash                                                          $       721      $     5,163
                                                                 -----------      -----------

       Total Current Assets                                      $       721      $     5,163
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                              $       958      $     8,796
                                                                 -----------      -----------

       Total Current Liabilities                                         958            8,796
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized, at $0.0025 par value;
 2,776,250 shares issued and outstanding at June 30;
        176,250 at December 31                                         6,941              441

   Capital in excess of par value                                     87,482           72,982

    Accumulated deficit                                              (94,660)         (77,056)
                                                                 -----------      -----------

       Total Stockholders' Equity                                       (237)          (3,633)
                                                                 -----------      -----------

                                                                 $       721      $     5,163
                                                                 ===========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                               CALDERA CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 1999, and 1998
              and the Period from January 1, 1994 to June 30, 1999

======================================================================================================

                     Three Months     Three Months        Six Months      Six Months   January 1, 1994
                       June 30,          June 30,           June 30,       June 30,     to (note 1)
                         1999              1998               1999           1998      June 30, 1999
                     -----------      --------------      -----------      -------     -----------

REVENUES             $      --        $         --        $      --        $  --       $      --


EXPENSES                   6,844                --             17,604         --            70,020
                     -----------      --------------      -----------      -------     -----------


NET LOSS             $    (6,844)     $         --        $   (17,604)     $  --       $   (70,020)
                     ===========      ==============      ===========      =======     ===========








 GAIN (LOSS) PER
   COMMON SHARE

     Basic           $     (.002)                         $     (.009)
                     -----------                          -----------


AVERAGE
     OUTSTANDING
     SHARES

     Basic             2,776,250                            1,997,683
                     -----------                          -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                               CALDERA CORPORATION
                         ( A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period From January 1, 1994 to June 30, 1999
=======================================================================================================

                                                                              Capital in
                                                       Common Stock           Excess of    Accumulated
                                                   Shares        Amount       Par Value      Deficit
                                                  ---------     ---------     ---------     ---------
Balance January 1, 1994 - Note 1                     98,560     $     246     $  24,394     $ (24,640)

Issuance of common shares for cash
   at $.39 - May through November 1994               35,050            88        13,712          --

Issuance of common shares for a mining
    lease at $.25                                    27,500            69         6,806          --

Net operating loss for the year
   ended  December 31, 1994                            --            --            --         (67,589)

Issuance of common shares for cash
    at $2.97 - January through May 1995               5,140            13        15,237          --

Net operating loss for the year
   ended December 31, 1995                             --            --            --         (25,988)

Net operating loss for the year
    ended December 31, 1996                            --            --            --         (27,319)

Net operating profit for the year
    ended December 31, 1997                            --            --            --          84,971

 Issuance of common shares for cash
    at $.50 - related parties - December 1998        10,000            25         4,975          --

Cash contributed to capital - related parties          --            --                        7,858-

Net operating loss for the year ended
   December 31, 1998                                   --            --            --         (16,491)
                                                  ---------     ---------     ---------     ---------

Balance December 31, 1998                           176,250           441        72,982       (77,056)


 Issuance of common shares for services
    at $.075 - March 1999                           200,000           500        14,500          --

Issuance of common shares for cash
    at $.0025 - March 1999                        2,400,000         6,000          --            --

Net operating loss for the six months
    ended June 30, 1999                                --            --            --         (17,604)


Balance June 30, 1999                             2,776,250     $   6,941     $  87,482     $ (94,660)
                                                  =========     =========     =========     =========


                   The accompanying notes are an integral part
                         of these financial statements.

                               CALDERA CORPORATION
                         ( A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1999, and 1998
              and the Period from January 1, 1994 to June 30, 1999

============================================================================================

                                               Six Months     Six Months  January 1, 1994 to
                                                 Ended           Ended        (Note 1)
                                                June 30,       June 30,
                                                  1999           1998       June 30, 1999
                                                --------      ----------      --------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)                               $(17,604)     $     --       $(70,020)

Adjustments to reconcile net loss to
net cash provided by operating activities

    Change in accounts payable                    (7,838)           --            958

     Issuance of capital stock for expenses       15,000            --         21,875
                                                --------      ----------     --------

Net Cash Used  by Operations                     (10,442)           --        (47,187)
                                                --------      ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                    --              --           --
                                                --------      ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds form issuance of capital stock        6,000            --         40,050
    Cash contributed to capital                     --              --          7,858
                                                --------      ----------     --------

Net Increase (Decrease) in Cash                   (4,442)           --            721

Cash at Beginning of Period                        5,163            --           --
                                                --------      ----------     --------

Cash at End of Period                           $    721      $     --       $    721
                                                ========      ==========     ========



SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 27,500 shares of common stock for a mining lease - 1994           $ 6,875
                                                                              -------

Issuance of 200,000 shares of common stock for services - 1999                $ 7,296
                                                                              -------


                   The accompanying notes are an integral part
                         of these financial statements.

                               CALDERA CORPORATION
                         ( A Developement Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

From 1980 until 1986 the Company was engaged in the air freight business in Miami, Florida and then during 1994 acquired options to purchase gold mining leases located in Chile and Alaska and on April 26, 1997 the leases were transferred to Au International Inc.(a related party) in exchange for the assumption of all the Company's liabilities and since that date has remained inactive.

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

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits.

                               CALDERA CORPORATION
                         ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

================================================================================

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

4.   GOING CONCERN

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future.

Management recognizes that, if it is unable to raise additional capital, it cannot conduct any operations in the future.

                               CALDERA CORPORATION
                         ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

================================================================================

5.   PROPOSED ACQUISITION OF RAGULA SYSTEMS, INC.

On March 16, 1999 the Company enterd into a letter of intent with Ragula Systems, Inc. which provides for the acquisition of Ragula Systems, Inc. through a stock for stock exchange in which the stockholders of Ragula would receive 6,000,000 common shares of the Company in exchange for all of the stock of Ragula Systems, Inc. As part of the consideration the Company has agreed to raise a minimum of $5,000,000 through the issuance of 2,000,000 shares of the Company. After the completion of the terms of the exchange the stockholders of Ragula would own 60% of the Company.

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

Proposed Acquisition of Ragula Systems, Inc.
--------------------------------------------

On March 16, 1999 the Company enterd into a letter of intent with Ragula Systems, Inc. which provides for the acquisition of Ragula Systems, Inc. through a stock for stock exchange in which the stockholders of Ragula would receive 6,000,000 common shares of the Company in exchange for all of the stock of Ragula Systems, Inc. As part of the consideration the Company has agreed to raise a minimum of $5,000,000 through the issuance of 2,000,000 shares of the Company. After the completion of the terms of the exchange the stockholders of Ragula will own 60% of the Company.

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


                                CALDERA CORPORATION
                                [Registrant]




Dated July 8, 1999              By /s/ Radd C. Berrett
                                  ----------------------------------------------
                                       Radd C. Berrett , President




Dated July 8, 1999              By /s/ Richard A. Ford
                                  ----------------------------------------------
                                       Richard A. Ford , Chief Financial Officer