Form 10QSB
period 1999-09-30
CALDERA CORP /FL/
filed 1999-10-27
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                               --------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------
Commission File number                      1-12023
                              ------------------------------------

                               CALDERA CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           Florida                                          59-3243555
------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

           3156 East Old Mill Circle #100 , Salt Lake City, Utah 84121
           -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                1- 801- 947-9007
               --------------------------------------------------
               Registrant's telephone number, including area code


  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                             Outstanding as of  September 30, 1999
------------------------                   -------------------------------------
 Common  Stock, $0.0025                                 2,776,250

                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.

     ITEM 1.    Financial Statements (unaudited).................................................3

                Balance Sheets...................................................................4
                   September 30, 1999 and  December 31, 1998

                Statements of Operations
                   For the three and nine  months ended September  30, 1999 and 1998 and the period from January 1, 1994 to September 30, 1999......5


                Statement of Changes in Stockholders' Equity
                   For the period from January 1, 1994  to September  30, 1999...................6

                Statements of Cash Flows
                    For the nine months ended September 30, 1999 and 1998........................7 and the period from January 1, 1994  to September 30, 1999


                Notes to Financial Statements....................................................8

     ITEM 2.    Plan of Operations..............................................................10

PART II.        Signatures......................................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheets of Caldera Corporation (a development stage company) at September 30, 1999 and December 31 1998, and the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the period from January 1, 1994 to September 30, 1999, the cash flows and the statement of stockholder' equity for the nine months ended September 30, 1999 and 1998, and the period from January 1, 1994 to September 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                               CALDERA CORPORATION
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 1999, and December 31, 1998

=============================================================================================

                                                                   Sept 30,          Dec 31,
                                                                     1999             1998
                                                                 -----------      -----------
ASSETS

CURRENT ASSETS

   Cash                                                          $       341      $     5,163
                                                                 -----------      -----------

   Total Current Assets                                          $       341      $     5,163
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                              $     1,200      $     8,796
                                                                 -----------      -----------

       Total Current Liabilities                                       1,200            8,796
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY

   Common stock
     200,000,000 shares authorized, at $0.0025 par value;
     2,776,250 shares issued and outstanding at September 30;
     176,250 at December 31                                            6,941              441

   Capital in excess of par value                                     95,935           72,982

    Accumulated deficit                                             (103,735)         (77,056)
                                                                 -----------      -----------

       Total Stockholders'  Deficiency                                  (859)          (3,633)
                                                                 -----------      -----------

                                                                 $       341      $     5,163
                                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                               CALDERA CORPORATION
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                  For the Three and Nine Months Ended September
                     30, 1999, and 1998 and the Period from
                      January 1, 1994 to September 30, 1999

==================================================================================================

                     Three Months      Three Months       Nine Months    Nine Months   Jan 1, 1994
                       Sept 30,          Sept 30,           Sept 30,       Sept 30,         to
                         1999              1998               1999           1998     Sept 30, 1999
                     -----------      --------------      -----------      -------     -----------

REVENUES             $      --        $         --        $      --        $  --       $      --


EXPENSES                   9,075                --             26,679         --            79,095
                     -----------      --------------      -----------      -------     -----------


NET LOSS             $    (9,075)     $         --        $   (26,679)     $  --       $   (79,095)
                     ===========      ==============      ===========      =======     ===========






 GAIN (LOSS) PER
   COMMON SHARE

     Basic           $     (.003)                         $     (.013)
                     -----------                          -----------



AVERAGE
     OUTSTANDING
     SHARES

     Basic             2,776,250                            1,997,683
                     -----------                          -----------










   The accompanying notes are an integral part of these financial statements.

                               CALDERA CORPORATION
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period From January 1, 1994 to September 30, 1999

======================================================================================================
                                                       Common Stock          Capital in
                                                  -----------------------     Excess of    Accumulated
                                                   Shares         Amount      Par Value      Deficit
                                                  ---------     ---------     ---------     ---------
Balance January 1, 1994 - Note 1                     98,560     $     246     $  24,394     $ (24,640)

Issuance of common shares for cash
   at $.39 - May through November 1994               35,050            88        13,712          --

Issuance of common shares for a mining
    lease at $.25                                    27,500            69         6,806          --

Net operating loss for the year
   ended  December 31, 1994                            --            --            --         (67,589)

Issuance of common shares for cash
    at $2.97 - January through May 1995               5,140            13        15,237          --

Net operating loss for the year
   ended December 31, 1995                             --            --            --         (25,988)

Net operating loss for the year
    ended December 31, 1996                            --            --            --         (27,319)

Net operating profit for the year
    ended December 31, 1997                            --            --            --          84,971

 Issuance of common shares for cash
    at $.50 - related parties - December 1998        10,000            25         4,975          --

Cash contributed to capital - related parties          --            --           7,858          --

Net operating loss for the year ended
   December 31, 1998                                   --            --            --         (16,491)
                                                  ---------     ---------     ---------     ---------

Balance December 31, 1998                           176,250           441        72,982       (77,056)


 Issuance of common shares for services
    at $.075 - March 1999                           200,000           500        14,500          --

Issuance of common shares for cash
    at $.0025 - March 1999                        2,400,000         6,000          --            --

Cash contributed to capital - related parties          --            --           8,453          --

Net operating loss for the nine months
    ended September 30, 1999                           --            --            --         (26,679)
                                                  ---------     ---------     ---------     ---------

Balance September 30, 1999                        2,776,250     $   6,941     $  95,935     $(103,735)
                                                  =========     =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                               CALDERA CORPORATION
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1999, and 1998
            and the Period from January 1, 1994 to September 30, 1999

=========================================================================================

                                               Nine Months    Nine Months
                                                  Ended         Ended     January 1, 1994
                                                Sept 30,       Sept 30,          to
                                                  1999           1998      Sept 30, 1999
                                                --------      ----------     --------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)                               $(26,679)     $     --       $(79,095)

Adjustments to reconcile net loss to
net cash provided by operating activities

    Change in accounts payable                    (7,596)           --          1,200

     Issuance of capital stock for expenses       15,000            --         21,875




Net Cash Used  by Operations                     (19,275)           --        (56,020)
                                                --------      ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                    --              --           ---
                                                --------      ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds form issuance of capital stock        6,000            --         40,050
    Cash contributed to capital                    8,453            --         16,311


Net Increase (Decrease) in Cash                   (4,822)           --            341

Cash at Beginning of Period                        5,163            --           --
                                                --------      ----------     --------

Cash at End of Period                           $    341      $     --       $    341
                                                ========      ==========     ========



SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 27,500 shares of common stock for a mining lease - 1994          $  6,875
                                                                             --------

Issuance of 200,000 shares of common stock for services - 1999               $  7,296
                                                                             --------


   The accompanying notes are an integral part of these financial statements.

                               CALDERA CORPORATION
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits, in accordance with FASB 128.

                               CALDERA CORPORATION
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

4.   GOING CONCERN

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future. The Company's officers plan to pay any future expenses of the Company as short term loans until a profitable business opportunity and additional funding can be obtained.

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


                               CALDERA CORPORATION
                               [Registrant]




Dated 27th , 1999              By /s/ Radd C. Berrett
                                  ----------------------------------------------
                                      Radd C. Berrett , President




Dated 27th , 1999              By /s/ Richard A. Ford
                                  ----------------------------------------------
                                      Richard A. Ford , Chief Financial Officer