Form 10KSB
period 1999-12-31
LEVEL JUMP FINANCIAL GROUP INC
filed 2000-03-21
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended           December 31, 1999
                          ---------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ___________________   to ____________________


Commission file number   0-1-12023
                       -----------

                        LEVEL JUMP FINANCIAL GROUP, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Florida                                            N/A
--------------------------------          ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

133 Richmond Street West - Suite 401
Toronto, Ontario, Canada                                      M5H 2L3
---------------------------------------------        -------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's telephone number:   (416) 777-0477
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0025 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days Yes  X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $2,827,468.

     As of March 17, 2000, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was 3,657,496. At March 17, 2000, 8,061,500 shares of issuer's Common Stock were outstanding.

                        LEVEL JUMP FINANCIAL GROUP, INC.

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                                                   PAGE NO.
--------                                                                                                  --------
PART I
-------
Item 1.           Description of Business                                                                   3

Item 2.           Description of Properties                                                                 9

Item 3            Legal Proceedings                                                                         9

Item 4.           Submission of Matters to a Vote of Security Holders                                       10

PART II
--------
Item 5.           Market for Common Equity and Related Stockholder Matters                                  10

Item 6.           Management's Discussion and Analysis of Financial Condition and Results                   12
                           of Operation

Item 7.           Financial Statements and Supplementary Data                                               14

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure                                                             15

PART III
--------

Item 9.           Directors and Executive Officers of the Registrant                                        16

Item 10.          Executive Compensation                                                                    17

Item 11.          Security Ownership of Certain Beneficial Owners and Management                            19

Item 12.          Certain Relationships and Related Transactions                                            20

PART IV

Item 13.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                           25


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Item 1.  Description of Business

Organization

Level Jump Financial Group, Inc. is a Florida corporation that was incorporated on January 8, 1980 with the name Skyfreight, Inc. On September 9, 1994 the name was changed to Caldera Corporation Inc. and then on September 6, 1996 to Caldera Corporation and then in early January 2000 to Level Jump Financial Group, Inc. From 1980 until 1986, Caldera was engaged in the air freight business in Miami, Florida. During 1994, the Caldera acquired options to purchase gold mining leases located in Chile and in Alaska and on April 26, 1997 the leases were transferred to Au International Inc. (a related party) in exchange for the assumption of all of Caldera's liabilities. From April 1997 until October 1999, Caldera had no business operations.

On October 20, 1999, the board of directors of Level Jump (at the time Caldera Corporation) entered into an Agreement and Plan of Exchange with Level Jump Financial Group, Inc. ("Level Jump Colorado"), a Colorado corporation, which was consummated on October 28, 1999 whereby Level Jump issued 5,087,500 shares of Common Stock in exchange for all 3,700,000 shares of common stock of Level Jump Colorado. In addition, Level Jump agreed to assume obligations of Level Jump Colorado to issue shares of Common Stock that could result in the issuance of 5,912,500 Shares under exchangeable share agreements and 2,750,000 Shares under a Performance Equity Plan. As part of the transaction, the board of directors of Level Jump Colorado were appointed to the board of directors of Level Jump and former directors resigned from the board of directors. Prior to the acquisition of Level Jump Colorado, Level Jump had no significant operations. The transaction was accounted for as an issuance of stock for the net assets of Level Jump Colorado, accompanied by a recapitalization. Level Jump Colorado's assets were recorded at carryover basis and no goodwill was recorded from the transaction. Level Jump Colorado's historical financial statements became those of the company. On January 31, 2000, Level Jump completed a reorganization whereby Level Jump Colorado was merged into Level Jump and all obligations of Level Jump Colorado were assumed by Level Jump.

Level Jump Colorado was a Colorado corporation that was incorporated on March 29, 1999. The company was formed by the shareholders of thestockpage.com inc. ("thestockpage.com"), an Ontario corporation that was incorporated on August 27, 1997. On June 1, 1999, Level Jump Colorado acquired thestockpage.com. The acquisition was accounted for on a continuity of interest basis as Level Jump Colorado and thestockpage.com were controlled by the same shareholders before and after the purchase and sale transaction.

General

Level Jump provides financial public relations services through its wholly owned subsidiary, thestockpage.com. Through its wholly owned subsidiary, Level Jump Asset Management, Inc., a Delaware corporation, Level Jump provides financial consulting services. Level Jump is in the process of acquiring Southland Securities Corporation, a Texas incorporated broker/dealer registered with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD"). Under its long- term business plan, Level Jump intends to expand into on-line financial services including trading, banking, investment banking, advisory services and insurance.

Financial Public Relations

thestockpage.com provides Internet and traditional financial public relations services to small and micro-cap companies typically listed on the Over-the-Counter Bulletin Board ("OTC-BB"). Companies use financial public relations to strengthen their profile within and generate interest from the investment community. Targets of financial public relations include financial analysts, hedge fund and investment fund managers, brokers, other money managers, investment clubs, and high-net worth and regular investors. thestockpage.com provides three levels of service to clients.

Premiere Service

The premiere service is a comprehensive six to twelve-month campaign that begins with preparation of a client's investor relations materials and review of the investor relations section of a company's web site. Once the client's image and message has been refined, a company profile is sent to the approximately 50,000 members that have signed up for thestockpage.com's email newsletter. After the profile is sent to thestockpage.com's member list, an advertising campaign is executed consisting of on-line, print, radio and television advertising on popular financial web sites, publications, radio and television shows. thestockpage.com handles all incoming leads generated by the advertising campaigns and represents the company to the investment community. All leads generated from the campaign are quickly and efficiently followed-up with a mail-out describing the company and follow-up call from one of thestockpage.com's investor relations representatives. thestockpage.com has built strong personal relationships with the small and micro-cap institutional and broker community and uses personal contact to disseminate a company's message to these important advisors and managers. thestockpage.com is continuously building its contacts in the broker community though telemarketing and other direct marketing approaches. Shortly after the campaign begins, thestockpage.com will take the company on a North American road show to large cities to meet the broker community in each city. In a typical campaign, thestockpage.com will also take the company to investor trade shows and expositions to present the company's message. Over the course of the six-month campaign, company press releases are distributed to thestockpage.com's member list. thestockpage.com also uses traditional public relations persons to generate publicity for the company in the popular financial press. Upon completion of the premiere service, thestockpage.com can provide traditional investor relations described next.

Traditional Investor Relations

Traditional investor relations services consist primarily of shareholder communications. thestockpage.com allows a company to outsource its investor relations function to relieve the company of the time-consuming tasks of communicating with shareholders, prospective investors, financial analysts and other members of the investment community and explaining news events as they happen. thestockpage.com has a call center that employs a number of seasoned investor relations representatives that follow-up and address shareholder queries on a timely basis. All calls are logged in thestockpage.com's database and comments are passed back to the company for feedback and idea generation. Call center staff are responsible for materials fulfillment to ensure the proper communications reach the appropriate audience.

Press Release and Profile Dissemination

thestockpage.com offers companies the ability to email one-off profiles or press releases to its 50,000 member list. This service is used by companies that want quick exposure to a list of investors that has been built up over two years and that are interested in the small and micro-cap markets.

Web Site

As part of a major upgrade launched in February 1999, thestockpage.com began to offer on its web site services that include charts, free-real-time stock quotes, delayed stock, option and mutual fund quotes, market information, business and financial news, and SEC information. These services are provided through an agreement with InfoSpace.com. All services are free to members. The services add an element of "stickiness" to thestockpage.com's web site and are used to attract and retain new members.

Marketing

Since inception in August 1997, thestockpage.com has more than doubled its revenues each year. This is a result of an increase in the price charged for the premiere service as it has evolved to its comprehensive current offering. thestockpage.com has attracted new clients primarily through word of mouth referrals based on the company's performance record. thestockpage.com has not actively marketed its services. The company pays a commission of up to 10 percent of the value of the service contract to third parties that introduce thestockpage.com to clients. The company recently hired a full-time sales person to actively solicit new business. thestockpage.com is preparing marketing material and intends to step-up its marketing activities in 2000 to increase its client base.

Economic Dependence

thestockpage.com generates its revenues from very few clients. In 1999, 1998 and 1997 respectively, the company took on eight, six and two clients. Also, the company's investment portfolio is made up of very few securities. Since thestockpage.com generates the majority of its revenue through its premiere service, each contract is significant to thestockpage.com and is typically non-recurring. There is significant risk that the company will be unable to continue to find new clients and this could result in a substantial reduction in revenues.

Compensation and Investments

thestockpage.com receives compensation in a combination of cash, restricted and free-trading stock, and/or warrants. Typically, restricted stock cannot be sold for a one-year period. Since all clients of thestockpage.com have been quoted on the OTC-BB, there is substantial risk that the value of the investment portfolio could drop substantially at any time. To date, the company's largest restricted stock holding has increased substantially in value while the smaller holdings have decreased in value. The warrants held by thestockpage.com require cash to be paid by the company to exercise and are then restricted from resale for one year after exercise. Unless the warrants are significantly in-the-money (the stock price exceeds the exercise price), thestockpage.com will not typically exercise the warrants. For larger exercise amounts, the company may need to obtain external financing to pay the exercise price.

Competition

thestockpage.com competes with financial public relations companies and traditional investor relations firms. There are numerous companies that provide some or all of the financial public relations services that thestockpage.com offers to its clients. Examples of companies in this sector include public relations giants such as Burson-Marsteller and Fleishman-Hillard as well as investor relations specialists such as the Barnes Organization. Many of these companies have significantly larger financial resources than thestockpage.com.

Staff

thestockpage.com currently employs eleven people and is expanding its staff to over 24 people in the next few months. This expansion will enhance the management, sales and call center to provide better service to a larger number of clients.

On-line Financial Services

Level Jump is in the early stages of entry into on-line financial services. Over time, the business plan envisions providing a comprehensive financial services solution for consumers and small businesses in the United States and other countries. The range of services that Level Jump intends to offer include:

o Financial Portal - quotes, portfolio, email alerts, news, charts, market snapshot (North American and global indices, foreign currencies, most actives, upgrades/downgrades, biggest gainers/losers, calendars), equities (finder, IPO, insider trades, SEC, option chain), mutual funds (quote, finder, profile), bonds, tax, legal, financial planning, investor education.

o Brokerage - discount trading, retail-on-the-des institutional market making.

o    Corporate Finance - private placements, registered offerings.

o Banking - deposit products (all-in-one high interest checking, savings, money market account, certificates of deposit, GICs), lending products (mortgages, secured consumer loans, home equity loans), bill presentment and payment, business services (cash management, secured and unsecured term loans, secured and unsecured revolving lines of credit).

o Financial Advisory Services - private client, retail brokers, mutual funds, hedge funds.

o    Insurance - property and casualty, life, health auto, home, renters.

o Small Business Services (affiliate relationships) - credit reports, equipment leasing, office supplies, general ledger services, payroll services, travel agency services, etc.

o Financial Public Relations - complete on-line and traditional investor relations services through thestockpage.com.

Level Jump's management has built up significant expertise in the small and micro-cap markets over the past three years. It believes issuers and investors in this market are underserved by investment banks and discount brokers and intends to aggressively target this niche. By providing full-service financial services, Level Jump will leverage into the broader market and look to appeal to a wider population. Level Jump's subsidiary, thestockpage.com, has a 50,000 member newsletter list that will be actively targeted for financial services.

Current Progress

To date, Level Jump has taken the following actions:

o Level Jump has engaged Microforum, a large, reputable web development firm to build the financial portal. Microforum's style is on display at the current Level Jump splash page at http://www.leveljump.com. Level Jump has identified the critical content providers for the financial portal and has signed an agreement with North American Quotations to provide all quotes for the web site. The initial launch of the financial portal is targeted for June 2000. Level Jump intends to continue to use Microforum as other services are added to the web site.

o Level Jump has signed a purchase agreement with Southland Securities Corporation, a SEC/NASD registered broker/dealer. Closing is subject to the approval of the change of control by the NASD. Level Jump has hired a broker/dealer consultant to assist with the change of control process and the application is currently under review by the NASD. Southland has a comprehensive securities license that will give Level Jump the platform it needs to expand into the securities businesses indicated previously. Level Jump has set-up a subsidiary called Level Jump Asset Management, Inc. ("LJAM"), entered into an office lease in New York, and hired two individuals with previous brokerage experience in anticipation of the acquisition of Southland. Upon closing of the Southland transaction, these individuals will be moved to the broker/dealer. Level Jump is interviewing for key positions for the broker/dealer including President, Vice President Compliance and additional trading positions.

o Level Jump has engaged two senior banking consultants with over 60 years combined experience to assist in the formation of the Internet bank. Currently, the consultants are evaluating the buy versus build versus strategic alliance issue. Level Jump is in advanced discussions with a large outsourcing company to provide the technology infrastructure for Level Jump. This company has created a turnkey on-line banking technology infrastructure through strategic relationships with established banking system providers.

Technology

Level Jump management intends to outsource its Internet technology infrastructure planning, implementation and maintenance to an experienced provider. Level Jump is in negotiations with a large company that specializes in high volume financial service transactions and is an expert at on-line bank technology and operations. Outsourcing will allow Level Jump to reduce up-front capital costs while creating a significant technology infrastructure. Microforum is developing the financial portal, associated databases and applications servers, and front-end look and feel across the web site. Level Jump is evaluating on-line brokerage applications. Initially, Level Jump will use a third-party clearing agent for securities processing. The outsourcing provider will address all other major technology issues such as security and capacity planning.

Future Actions

Level Jump is at an early stage in its planned entry into the on-line financial services market. Although it believes there are significant opportunities in the market, there are also thousands of existing on-line and traditional financial services companies that are expanding rapidly on the Internet and that already dominate their various segments. The financial services sector was one of the earliest and most competitive areas of the Internet. Competitors with significantly larger financial, technology and human resources are aggressively operating in all areas of the financial services sector. In order to provide the services described above in a reasonable period of time (one to three years), Level Jump will need to do the following:

o Raise upwards of $25 million in equity capital. o Close the purchase of Southland Securities.
o  Purchase or build a bank with a national charter.
o Hire numerous consultants and staff with specific skill-sets for highly specialized, regulated businesses.
o Integrate disparate technologies to provide a comprehensive, ubiquitous financial services solution to customers.
o Attract a large number of customers to the web site through marketing and public relations.

All aspects of Level Jump's plan are difficult to implement and will require significantly greater resources than Level Jump currently has.

Competition

The financial services industry is subject to competition from other brokerage firms, investment advisory and merchant banking firms, banks and insurance companies. The provision of on-line services is particularly competitive because each of the traditional sources of competition are extending their operations into Internet services, and there are additional companies that focus exclusively on providing services through the Internet. Because of the amount of competition, we will have to devote substantial efforts to obtaining and retaining customers. We believe our base of 50,000 registered members of thestockpage.com will give us some advantage in launching our services. Because marketing Internet based services is radically different than marketing conventional financial services, we intend to use aggressive public relations and targeted media campaigns to differentiate ourselves from others and viral marketing. We believe our experience in financial public relations will be invaluable. Much of our success will depend on our capital resources and cash flow because many of our competitors have substantially greater resources, experience and access to capital and personnel.

To remain competitive Level Jump must continue to enhance and improve the responsiveness, functionality and features of its web site. The online financial portal industry is characterized by rapid technological change, changes in user and customer preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Any of these could render existing web sites and systems obsolete. Level Jump's success will depend on its ability to license and internally develop trading technologies useful in its business, to enhance its existing services, to develop new services and technology that address the increasing sophisticated and varied needs of consumers and to respond to technological advances and emerging industry standards and practices.

Government Regulation

Financial services are subject to extensive federal and state regulation and to various industry self regulatory bodies. Our operations relating to securities are governed by laws administered by the Securities and Exchange Commission and state agencies and self-regulatory organizations such as the NASD and the stock exchanges. Operations relating to banking and insurance will be subject to other federal and state regulatory bodies.

Federal Securities Regulation

Our investment advisory and broker-dealer activities require us to be registered with the SEC and become a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc. NASDR adopts rules that govern its members and brokers, and it conducts periodic examinations of member firm operations. Regulation will concern many areas of operations including net capital, sales methods and supervision, trading practices, use and safekeeping of customer funds and securities, record keeping and conduct of directors, officer and employees.

State Securities Regulation

Investment advisors and securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. State regulation concerns many of the same areas as does federal and self-regulatory organization supervision.

The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fines the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

The advent of Internet-based securities operations have created uncertainty on the regulatory landscape. When enacted, the Securities Act of 1933 and the Securities Exchange Act of 1934, which governs the offer and sale of securities and the broker-dealers, did not contemplate the conduct of a securities business through the Internet. Uncertainty regarding the application of these laws could have a chilling effect on the growth of Internet-based securities firms.

Further, the timing, scope and effect on the securities industry in general and us in particular of new securities rules and regulations which may be implemented on the state or federal level in response to the Internet cannot be anticipated.

New rules or regulations imposed from time to time with respect to the securities industry in general and Internet-based securities firms in particular may limit our ability to participate in certain areas of the securities industry or require us to incur significant expense in order to come into compliance with such rules and regulations.

Proprietary Rights

Level Jump regards its copyrights, service marks, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success and relies on trademark and copyright law, trade secret protection, and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. Level Jump is pursuing the registration of its trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which Level Jump's products and services are made available online. There can be no assurance that the steps taken by Level Jump to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate Level Jump's copyrights, trademarks, trade dress, and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against Level Jump.

Staff

Level Jump currently employs three people and LJAM employs two people. Level Jump intends to hire a significant number of employees over the next year.

ITEM 2. DESCRIPTION OF PROPERTIES.

Level Jump's subsidiary, thestockpage.com, leases two office facilities in Toronto; one is subject to a lease expiring in April, 2000 and one is on a month-to-month lease. thestockpage.com has entered into a lease for 5,700 square feet at a new location to consolidate its facilities in Toronto. This lease commences April 1, 2000 and is for a period of five years, at an annual lease payment of $95,000. The new address will be 121 Richmond Street West - 7th Floor, Toronto, Ontario M5H 2K1

During 1999, Level Jump's subsidiary, LJAM entered into an agreement to lease facilities in New York City, New York for a five-year period. The annual lease payments are $55,000.

Level Jump believes that it has adequate space for its needs during 2000 and into 2001.

ITEM 3. LEGAL PROCEEDINGS.

On April 30, 1998, thestockpage.com commenced a proceeding in Ontario Court (General Division), Toronto, Ontario against three individuals seeking a declaration that the said parties have no interest in thestockpage.com and that the company and its principals were not indebted to the individuals in any fashion. The court proceeding arose out of failed negotiations between thestockpage.com and one individual in which it was proposed that the individual acquire a 50% interest in thestockpage.com in exchange for a cash amount, delivery of clients and financing for a second venture. After the negotiations broke down, thestockpage.com commenced a proceeding on the basis of one of the individual's allegations that he has an interest in thestockpage.com. The individuals have claimed by way of counterclaim an interest in thestockpage.com and a declaration that one individual is a beneficial owner of 50% of the equity of thestockpage.com. In the alternative, the two other individuals are claiming ownership of 60% of the equity of thestockpage.com. The proceeding is currently in the examination phase and thestockpage.com is unable to predict its ultimate outcome. thestockpage.com believes the counterclaim filed by the three individuals is without merit and intends to defend against it vigorously.

On January 26, 2000, thestockpage.com commenced a proceeding in Ontario Superior Court of Justice, Toronto, Ontario against D.C.H. Technologies Inc. to collect amounts owing pursuant to a Consulting Agreement relating to services performed in 1998. The action alleges that the balance of 100,000 shares of common stock owing to thestockpage.com pursuant to the Consulting Agreement, which was due and payable one week after DCH became fully reporting with the SEC on or about October 4, 1999, has not yet been remitted. The claim seeks specific performance of delivery of 100,000 shares of common stock, or alternatively CDN$1,500,000 in damages for breach of contract, as well as attorney fees. On March 7, 2000, DCH filed a Statement of Defense and Counterclaim. The Counterclaim alleges that thestockpage.com breached its contract with DCH and seeks damages for US$5,000,000 for breach of contract and US$10,000,000 for deliberate interference in economic relations. The proceeding is currently at a very early stage and thestockpage.com is unable to predict its ultimate outcome. thestockpage.com believes the counterclaim filed by DCH is without merit and intends to defend against it vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 17, 1999, four shareholders holding 6,394,073 shares of common stock, representing approximately 81% of the then outstanding shares of common stock of Level Jump, executed and delivered their written consents to approve a restated articles of incorporation making the following substantial changes:

o    Change of name to Level Jump Financial Group, Inc.,
o Increase the capitalization of Level Jump to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock (currently without designation),

o    Elimination of pre-emptive rights of any capital stock,

o Provision that shareholders may act by written consent equal in number to the votes required if the matter was submitted to a meeting of shareholders,
o Provision that special meetings may be called by not less than 50% of the votes eligible to act at the meeting,
o Limitations on shareholders proposals having submitted to shareholders upon less than 120 days advance notice, including the submission of persons to be elected directors, and
o Statements on the limitation of liabilities of directors and officers and provision for indemnification.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

The common stock was accepted for trading on the OTC-BB on March 5, 1999. From acceptance until January 14, 2000, the common stock traded under the symbol CLDF. On January 14, 2000, the ticker symbol was changed to LJMP. The following table shows the high and low bid prices of the common stock as reported by the OTC-BB for the periods indicated.

                                                 High             Low
Fiscal 1999
     First Quarter (beginning March 5)           $9.00            $1.00
     Second Quarter                              $8.50            $6.50
     Third Quarter                               $8.00            $4.00
     Fourth Quarter                              $7.625           $4.00

Fiscal 2000
     First Quarter (until March 3, 2000)        $7.4375          $2.00

The closing sale price of the common stock as reported on the OTC-BB on February 24, 2000 was $2.25 per share. As of that date there were 1,171 holders of record of the common stock.

The market price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software, services or products by Level Jump or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond its control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology, Internet and services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation sometimes has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on Level Jump's business, financial condition and operating results.

Dividends

Level Jump has not declared or paid cash dividends on its capital stock during the last five years. Prior to that time, existing management is unaware of any dividend payments.

On May 25, 1999, prior to the acquisition of thestockpage.com by Level Jump Colorado, thestockpage.com's board of directors declared and paid a dividend on thestockpage.com's common shares of $264,941 from thestockpage.com's capital dividend account and a special dividend on the stockpage.com's common shares of $99,569. The total charge to retained earnings was $364,510.

Level Jump Colorado and thestockpage.com entered into a support agreement which was assumed by Level Jump on January 31, 2000. The support agreement provides that no dividends will be declared or paid on the Level Jump common stock unless thestockpage.com simultaneously declares and pays an economically equivalent dividend (after appropriate adjustments for currency translations) on the exchangeable shares.

Level Jump currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors (subject to the support agreement) and will depend upon a number of factors, including future earnings, the success of Level Jump's business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the board of directors may deem relevant.

Recent Sales of Unregistered Securities

On January 24, 2000, Level Jump sold 178,000 shares to four accredited or sophisticated investors under Regulation D Rule 506 of the Securities Act of 1933, as amended at a price of $2.50 per share. The net proceeds were $445,000 and will be used for general working capital.

On January 31, 2000, in connection with the merger of Level Jump Colorado into Level Jump, the company issued one share each of the Class A Preferred Stock and Class B Preferred Stock to the two holders of preferred stock of Level Jump Colorado as an exchange of securities. The exchange was made on the basis of
Section 4(2) of the Securities Act of 1933, to accredited/sophisticated investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements, including statements regarding Level Jump's strategy, financial performance and revenue sources which involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the risk factors section and elsewhere in this Form 10-KSB.

Introduction

On October 20, 1999, the board of directors of Level Jump (at the time Caldera Corporation) entered into an Agreement and Plan of Exchange with Level Jump Colorado which was consummated on October 28, 1999 whereby Level Jump issued 5,087,500 shares of Common Stock in exchange for all 3,700,000 shares of common stock of Level Jump Colorado. In addition, Level Jump agreed to assume certain other obligations of Level Jump Colorado to issue shares of Common Stock that could result in the issuance of 5,912,500 Shares under exchangeable share agreements and 2,750,000 Shares under a Performance Equity Plan. As part of the transaction, the board of directors of Level Jump Colorado were appointed to the board of directors of Level Jump and former directors of Level Jump resigned from the board of directors. On January 31, 2000, Level Jump completed a reorganization whereby Level Jump Colorado was merged into Level Jump and all obligations of Level Jump Colorado were assumed by Level Jump.

Prior to the acquisition, Level Jump had no significant operations. This transaction was equivalent to the issuance of stock by Level Jump for the net assets of Level Jump Colorado, accompanied by a recapitalization. Level Jump Colorado's assets were recorded at carryover basis and no goodwill was recorded from the transaction. Level Jump Colorado's historical financial statements become those of Level Jump.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

For the year ended December 31, 1999, revenues increased by 165% to $2,827,468 from $1,067,971 for the prior fiscal year. All revenues were earned in thestockpage.com from financial public relations services. The increase is attributable to an increase in the average price charged per client to $403,924 from $177,995 and the pick-up of one additional client in 1999. During 1999, thestockpage.com significantly enhanced its premiere financial public relations service; this enhancement was well received by the market.

The gross profit as a percentage of revenues increased to 77% for the fiscal year ended December 31, 1999 from 66% for the prior fiscal year. This increase is attributable to economies of scale gains whereby direct client costs and investor relations salaries did not increase in proportion to the increase in average sales price per client. thestockpage.com does not anticipate significant changes to its gross profit margins for the premiere service over the next year.

Operating expenses for the year ended December 31, 1999 were $1,432,528, an increase from $1,149,226 in the prior fiscal year. Sales and marketing expenses increased to $87,902 from $26,751 for the prior fiscal year. The increase is attributable to a contract entered into between thestockpage.com and InfoSpace.com whereby InfoSpace.com provides content for thestockpage.com's web site and banner advertising in exchange for a monthly payment. Product development costs decreased slightly to $10,480 from $11,364 for the prior fiscal year. Product development costs are comprised solely of thestockpage.com's web site development costs. thestockpage.com's web site was redesigned in 1998 and again in 1999. General and administration expenses increased to $971,139 from $307,497 for the prior fiscal year. The increase is attributable to an allowance for doubtful accounts of $210,099 in the 1999 fiscal year, increases in staff salaries at Level Jump and LJAM, increases in legal and audit fees, and increases in interest on financing and unpaid taxes. Management compensation decreased to $363,007 from $803,614 in the prior fiscal year. Management compensation is comprised of salaries, bonuses and employee profit sharing for the two original founders of thestockpage.com. The decrease is attributable to a decision by management and the board of directors to reduce current compensation to reduce cash outflows while Level Jump is growing.

For the year ended December 31, 1999, investment income decreased to $203,828 from $886,677 in the prior fiscal year. Investment income is primarily comprised of capital gains on the sales of securities. Realized gains are dependent on market and company specific conditions and can vary dramatically from quarter to quarter and year to year. In fiscal year 1998, thestockpage.com realized substantial gains from one particular company that experienced a large increase in its stock price after the financial public relations campaign began. In fiscal year 1999, thestockpage.com received comparatively more restricted stock and warrants as compensation. At December 31, 1999, long-term investments with a cost of $895,370 have a fair market value of $3,247,724.

The effective income tax rates were approximately 40.9% as compared to 26.3% for the year ended December 31, 1998. In fiscal year 1999, Level Jump had lower capital gains and higher income from operations than in fiscal year 1998. In Canada, the tax jurisdiction of thestockpage.com, the tax rate on capital gains is lower than the tax rate on income from business.

For the year ended December 31, 1999, Level Jump's net income was $553,439 as compared to net income of $326,948 for the prior year.

Liquidity and Capital Resources

At December 31, 1999, Level Jump had net working capital of $1,023,714. The principal sources of liquidity include short-term investments in marketable securities, accounts receivable and amounts due from related parties.

On October 19, 1999, thestockpage.com obtained a $500,000 demand bank loan from a Canadian financial institution. The loan provides for a variable interest rate equal to the bank's U.S. base rate (similar to U.S. prime rate) plus 2.0% which equaled 11% combined at December 31, 1999. Interest on the loan is to be paid monthly. A balloon principal payment of $200,000 was made on February 28, 2000 and principal payments of $5,556 per month thereafter are to be made through to maturity on September 30, 2004. The bank loan is specifically collateralized by long-term investments with a book value of $300,000 and a fair market value of $1,525,000 at December 31, 1999. The bank loan is secured by a general security agreement providing a first charge over accounts receivable, inventory and equipment. The bank loan agreement allows the bank to sell collateralized investments to retire the bank loan when the investments become eligible for resale if the stock price of the collateralized investments falls below $5.00 per share.

At December 31, 1999, Level Jump and its subsidiaries have current income taxes payable of $628,453. The majority of this balance is payable by thestockpage.com and arises because thestockpage.com receives restricted securities that it recognizes as revenues for tax purposes when received but are not sold for periods exceeding one year from the date of receipt. thestockpage.com anticipates paying this liability as long-term investments come off restriction and can be monetized.

Level Jump has a $1,432,152 deficit in cash from operating activities in fiscal 1999 compared to a deficit of $176,894 during fiscal 1998. The decrease in cash generated from operations during fiscal 1999 is primarily due to the increase in fees satisfied by securities, release from accrued liabilities, and accounts receivable and the decrease in consulting and compensation expenses satisfied by securities and accrued liabilities.

Net cash of $1,364,760 was generated by investing activities in fiscal 1999 primarily due to the decrease in due from related parties of $714,052 and the proceeds from sales of marketable securities of $681,557. In 1998, net cash of $134,318 was generated by investing activities primarily due to the proceeds from sales of marketable securities of $680,981 which was partially offset by the increase in due from related parties of $396,339 and the purchases of marketable securities of $117,544.

Net cash of $81,160 was generated by financing activities in fiscal 1999 due to the increase in the bank loan of $500,000 which was partially offset by a decrease in due to related parties of $58,030 and the payment of a dividend by thestockpage.com of $364,510. In 1998, net cash of $47,926 was generated by financing activities from an increase in due to related parties.

Level Jump expects to fund current operations and other cash expenditures through the use of available cash, sales of marketable securities, and possible new equity sources. Management believes that to realize its business plan, it will need to raise significant external financing. If these funds are not raised, Level Jump will have to scale back the implementation of its on-line financial services strategy.

Year 2000

The Year 2000 Issue concerned the inability of information systems, whether due to computer hardware or software, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems recorded years in a two-digit format. Such computer systems may have been unable to properly interpret dates beyond the year 1999 which could have lead to business disruptions in the United States and internationally.

Level Jump believes it is Year 2000 compliant, and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the Year 2000 Issue at year-end 1999. Although it is now past January 1, 2000, and we have not experienced any adverse impact from the transition to the year 2000, we cannot give any assurance that our operations or our suppliers and customers have not been affected in a manner that is not yet apparent. As a result, Level Jump will continue to monitor the Year 2000 Issue compliance of itself and its suppliers and customers.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:                       Page
                                                                  ------

  Report of BDO Dunwoody LLP on the Consolidated Financial
     Statements as of December 31, 1999 and 1998 and for the
     years then ended .........................................     F-2

  Consolidated Statements of Financial Condition as of December
     31, 1999 and 1998 ........................................     F-3

  Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998................................     F-4

  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1999 and 1998............     F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998...............................      F-7

  Summary of Significant Accounting Policies..................      F-9

  Notes to the Consolidated Financial Statements..............      F-14

                       LEVEL JUMP FINANCIAL GHROUP, INC.

                       Consolidated Financial Statements
                 For the years ended December 31, 1999 and 1998
                           (in United States Dollars)

                                                               Auditors' Report
--------------------------------------------------------------------------------


To the Shareholders of
Level Jump Financial Group, Inc.

We have audited the consolidated balance sheets of Level Jump Financial Group, Inc. as at December 31, 1999 and 1998 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 1998 in accordance with generally accepted accounting principles in the United States.


/s/ BDO Dunwoody LLP
---------------------------
BDO Dunwoody LLP, Chartered Accountants

Toronto, Ontario
January 28, 2000

                                              Level Jump Financial Group, Inc.
                                                   Consolidated Balance Sheets
                                                    (in United States dollars)

                                                                     Dec.31,        Dec. 31,
                                                                        1999            1998
                                                              --------------  -------------
Assets

Current

  Cash and cash equivalents                                   $       19,426  $       5,658
  Investments in marketable securities (Note 3)                    2,172,389        254,375
  Accounts receivable, net of allowances
    (1999 of $210,099, nil 1998)                                     290,944         19,289
  Prepaid expenses and deposits                                       45,984          6,119
  Deferred income taxes (Note 6)                                      71,474              -
  Due from related parties (Note 12)                                 218,517        780,694
                                                              --------------  -------------
                                                                   2,818,734      1,066,135

Investments in marketable securities (Note 3)                        321,032         18,263
Fixed assets (Note 4)                                                 42,556         26,032
Deferred income taxes (Note 6)                                        16,179            136
                                                              --------------  -------------
                                                              $    3,198,501  $   1,110,566
                                                              ==============  =============
Liabilities and Shareholders' Equity

Current

  Accounts payable                                            $       65,657  $      40,121
  Accrued liabilities (Note 5)                                        16,306        478,156
  Bank loan (Note 7)                                                 500,000              -
  Deferred income taxes (Note 6)                                     454,070         16,898
  Deferred revenues                                                  130,534              -
  Due to related parties (Note 12)                                         -         58,030
  Income taxes payable (Note 6)                                      628,453        134,083
                                                              --------------  -------------
                                                                   1,795,020        727,288
Deferred lease inducements                                             8,443              -
                                                              --------------  -------------
                                                                   1,803,463        727,288
                                                              --------------  -------------
Shareholders' equity

  Share capital
    Authorized

        4,999,998 Preferred shares, $.0025 par value
        1 Preferred share, Class A, $.0025 par value
        1 Preferred share, Class B, $.0025 par value
        200,000,000 Common shares, $.0025 par value

    Issued

      1 Preferred share, Class A, $.0025 par value (Note 8)                -              -
      1 Preferred share, Class B, $.0025 par value (Note 8)                -              -
      7,863,500 Common shares (Notes 8 and 10)                        19,659              -
      100 Common shares                                                    -             72
  Par value in excess of capital                                    (16,419)              -
  Retained earnings (Note 9)                                         518,351        329,350
  Accumulated other comprehensive income (loss)                      873,447         53,856
                                                              --------------  -------------
                                                                   1,395,038        383,278
                                                              --------------  -------------
                                                              $    3,198,501  $   1,110,566
                                                              ==============  =============

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                               Level Jump Financial Group, Inc.
                                          Consolidated Statements of Operations
                                                     (in United States dollars)

                                                                    For the          For the
                                                                        Year            Year
                                                                       Ended           Ended
                                                                    Dec. 31,        Dec. 31,
                                                                        1999            1998
                                                              --------------  -------------
Revenue                                                       $    2,827,468  $   1,067,971

Cost of revenues                                                     661,867        361,530
                                                              --------------  -------------
Gross profit                                                       2,165,601        706,441
                                                              --------------  -------------
Operating expenses

  Sales and marketing                                                 87,902         26,751
  Product development                                                 10,480         11,364
  General and administration                                         971,139        307,497
  Management compensation                                            363,007        803,614
                                                              --------------  -------------
                                                                   1,432,528      1,149,226
                                                              --------------  -------------
Income (loss) from operations                                        733,073      (442,785)

Investment income, net                                               203,828        886,677
                                                              --------------  -------------
Income before income taxes                                           936,901        443,892

Provision for income taxes                                           383,462        116,944
                                                              --------------  -------------
Net income for the period                                     $      553,439  $     326,948
                                                              ==============  =============

Basic earnings per share (Note 11)                            $         0.07  $        0.09

Diluted earnings per share (Note 11)                          $         0.05  $        0.09

Shares used in per share
  calculation - basic                                              7,863,500      3,700,000

Shares used in per share
  calculation - diluted                                           11,950,458      3,700,000
                                                              ==============  =============

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                               Level Jump Financial Group, Inc.
                                Consolidated Statements of Shareholders' Equity
                                                      (in United States dollars)

For the years ended December 31, 1999 and 1998

                                                                                                   Accumulated
                                                                                                     Other
                                                                                                     Compre-
                                                                              Par Value              hensive              Compre-
                                     Preferred Shares        Common Shares    in Excess  Retained    Income               hensive
                                     Number   Amount      Number       Amount of Capital Earnings    (Loss)     Total     Income
                                     ------   ------      -----        ------ ---------- --------  ---------   --------  ---------
Balance at December 31, 1997           -         -          100          72        -       2,402     (2,325)        149
Comprehensive income
  Net income                           -         -            -           -        -     326,948       -        326,948  $ 326,948
  Net unrealized gains on
    securities, net of
    reclassification adjustment        -         -            -           -        -           -     56,181      56,181     56,181
    (see disclosure)
                                                                                                                           --------
Comprehensive income                                                                                                    $  383,129
                                   -----------------------------------------------------------------------------------  ==========

Balance at December 31, 1998           -         -         100           72        -     329,350    53,856    383,278
Dividends paid                         -         -           -            -        -    (364,510)        -   (364,510)
Issuance of preferred share,
    Class A                              1       -           -            -        -           -         -          -
Issuance of preferred share,
    Class B                              1       -           -            -        -           -         -          -
Issuance of common shares              -         -   3,700,000       37,000        -           -         -     37,000
Change in par value (Note 8(b)         -         -           -      (33,300)       -           -         -    (33,300)

Exchange of common shares for
  exchangeable preferred shares
  in subsidiary                        -         -        (100)         (72)       -          72         -          -
Recapitalization upon Reverse
  Acquisition                          -         -   1,387,500        9,018   (9,018)          -         -          -
Acquisition of Caldera Corporation     -         -   2,776,000        6,941   (7,401)          -         -       (460)
Comprehensive income
  Net income                           -         -           -            -        -     553,439         -    553,439   $  553,439
  Net unrealized gain on  securities,
   net of reclassification adjustment  -         -           -            -        -           -   819,591    819,591      819,591
    (see disclosure)                                                                                                    ----------

Comprehensive income                                                                                                     1,373,030
                                      --------------------------------------------------------------------------------  ==========
Balance at December 31, 1999             2 $     -   7,863,500   $   19,659 $(16,419) $ 518,351  $873,447 $ 1,395,038
                                     ================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                               Level Jump Financial Group, Inc.
                    Consolidated Statements of Shareholders' Equity (continued)
                                                     (in United States dollars)

For the years ended December 31, 1999
   and 1998

Disclosure of reclassification adjustment:

Unrealized holding gains arising during the
  twelve months ended December 31, 1998                        $   981,767
Less: Reclassification adjustment for realized
  capital gains included in net income                             890,463
                                                               -----------
Unrealized gains on securities                                      91,304
Less: Tax expense                                                  (35,123)
                                                               -----------
Net unrealized gains on securities                           $      56,181
                                                               -----------
Unrealized holding gains arising during the year
  ended December 31, 1999                                    $   1,455,422
Less: Reclassification adjustment for realized
  capital gains  included in net income                            230,184
                                                              ------------
Unrealized gains on securities                                   1,225,238
Less: Tax expense                                                 (405,647)
                                                              ------------
Net unrealized gain on securities                           $      819,591
                                                              ============

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                                Level Jump Financial Group, Inc.
                                           Consolidated Statements of Cash Flows
                                                      (in United States dollars)

                                                                     For the         For the
                                                                        Year            Year
                                                                       Ended           Ended
                                                                    Dec. 31,        Dec. 31,
                                                                        1999            1998
                                                              --------------   -------------
Cash flows from operating activities
  Net income                                                  $      553,439  $     326,948
  Adjustments to reconcile net income to net cash
  provided by (used in) operations
      Amortization                                                    14,325          6,748
      Bad debts                                                      359,099        140,625
      Release from accrued liabilities                              (196,750)
      Deferred income taxes                                          (55,992)       (15,050)
      Realized capital gains                                        (230,184)      (890,463)
      Fees satisfied by securities                                (2,033,122)    (1,067,971)
      Consulting and compensation
        expenses satisfied by securities                             357,073        849,059
    Changes in assets and liabilities
      Accounts receivable                                           (481,754)       (12,991)
      Prepaid expenses and deposits                                  (39,865)        (6,119)
      Accounts payable                                               150,536       (116,218)
      Accrued liabilities                                           (461,850)       477,012
      Deferred revenues                                              130,534              -
      Income taxes                                                   494,370        131,526
      Deferred lease inducments                                        8,443              -
      Other                                                             (454)             -
                                                              --------------   -------------
                                                                  (1,432,152)      (176,894)
                                                              --------------   -------------
Cash flows from investing activities
  Due from related parties                                           714,052       (396,339)
  Purchase of fixed assets                                           (30,849)       (32,780)
  Purchase of marketable securities                                        -       (117,544)
  Proceeds from sale of marketable securities                        681,557        680,981
                                                              --------------   -------------
                                                                   1,364,760        134,318
                                                              --------------   -------------
Cash flows from financing activities
  Due to related parities                                            (58,030)        47,926
  Proceeds from issuance of common shares                              3,700              -
  Proceeds from bank loan                                            500,000              -
  Dividends                                                         (364,510)             -
                                                              --------------   -------------
                                                                      81,160         47,926
                                                              --------------   -------------
Net increase in cash and cash equivalents
  during the period                                                   13,768          5,350

Cash and cash equivalents, beginning of period                         5,658            308
                                                              --------------   -------------
Cash and cash equivalents, end of period                      $       19,426  $       5,658
                                                              ==============  =============


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                               Level Jump Financial Group, Inc.
                              Consolidated Statements of Cash Flows (continued)
                                                    (in United States dollars)

                                                                    For the          For the
                                                                        Year            Year
                                                                       Ended           Ended
                                                                    Dec. 31,        Dec. 31,
                                                                        1999            1998
                                                              --------------   -------------
Supplementary cash flow information:

    Cash paid for interest                                    $       10,904  $       3,161
    Cash paid for income tax                                           2,164              -

Supplementary schedule of non-cash investing
  and financing activities:
    Marketable securities provided to two officers and
      directors for employee profit sharing plan                          -         360,443
    Marketable securities loaned to two officers and
      directors (included in due from related parties)               151,875        384,236
    Marketable securities received for services not
      rendered (included in accounts payable)                        125,000       (125,000)
    Loan satisfied by marketable securities (included
      in accounts payable)                                                 -        (31,339)
    Deferred taxes on unrealized gains (losses) of
      marketable securities                                                -         33,669
                                                              --------------   -------------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                               Level Jump Financial Group, Inc.
                                     Summary of Significant Accounting Policies
                                                     (in United States dollars)

 December 31, 1999 and 1998
 --------------------------
Nature of Business
and Basis of        Jump Financial Group, Inc. (the "Company") is developing
Presentation        an Internet financial portal and on-line financial
                    services web site. The Company, through its wholly-owned
                    Canadian subsidiary thestockpage.com inc.
                    ("thestockpage.com"), offers Internet based investor relations services to publicly traded or listed companies.

                    The Company was incorporated on March 29, 1999 in the State of Colorado.

                    On June 1, 1999 the Company acquired 100 percent of thestockpage.com, a company that has been owned and operated by the shareholders of the Company. thestockpage.com was incorporated in Canada and began operations on August 28, 1997.

                    The acquisition of thestockpage.com has been accounted for on a continuity of interest basis (Note 1), therefore the financial statements reflect the financial position, results of operations and changes in cash flows of thestockpage.com to the date of the transaction and the combined financial position, results of operations and changes in cash flows from the date of incorporation of the Company.

                    On October 28, 1999 Caldera Corporation ("Caldera") acquired all of the issued and outstanding common shares of the Company and agreed to assume certain obligations with respect to issuing additional common shares under exchangeable share agreements and a performance equity plan and issuing preferred shares under a voting agreement. In exchange for the issued and outstanding common stock of the Company, the shareholders of the Company were issued common shares of Caldera in a number that gave the shareholders of the Company control of Caldera. In addition, at the time of the transaction, the board of directors of Caldera resigned and the officers and directors of the Company were appointed to the board of directors of Caldera. In January, 2000, Caldera Corporation's name was formally changed to Level Jump Financial Group, Inc.

                    Prior to Caldera's acquisition of the Company, Caldera had no significant operations. This transaction was equivalent to the issuance of stock by Caldera for the net assets of the Company, accompanied by a recapitalization (Note 2). The Company's assets were recorded at carryover basis and no goodwill was recorded from the transaction. The Company's historical financial statements become those of Caldera. This accounting treatment results in the following:

                    (a) The consolidated financial statements are issued under the name Level Jump Financial Group, Inc. as a continuation of the financial statements of Level Jump.

                    (b) The number and class of oustanding shares reported on December 31, 1999 are those of Caldera. The number and class of outstanding shares reported on December 31, 1998 and 1997 are those of the Company.

                                               Level Jump Financial Group, Inc.
                         Summary of Significant Accounting Policies (Continued)
                                                     (in United States dollars)

December 31, 1999 and 1998

Nature of Business and
  Basis of Presentation
  (continued
                    (c) The results of operations of Caldera from October 28, 1999 onward are included in these consolidated financial statements.

                    These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States.

                    The accompanying financial statements are stated in United States dollars, the "functional currency" because the majority of operations are conducted in the United States. The Company and its subsidiaries maintain their books and records in US dollars.

Principles of       The accompanying consolidated financial statements
Consolidation       include the accounts of the Company and its wholly
                    owned subsidiaries, Level Jump Asset Management, Inc.
                    and thestockpage.com.

Non-Monetary        From time to time, the Company enters into transactions that
Transactions        involve either the receipt or distribution of common shares and/or options of public companies.

                    In instances where the Company receives one of a combination of cash, common shares and/or options for the services it provides, the Company values the common shares at the bid price at the open of trading on the date a contract is signed, and values the options on common shares using the Black Scholes option pricing model using assumptions at the date the contract is signed.

                    In instances where the Company pays out commissions or consulting fees to individuals and investor relations firms for services performed, the Company will distribute securities held in other public companies as consideration. These transactions are valued at the open price of the securities issued on the earlier of the date the newsletter is issued or, if a contract exists with the individual or investor relations firm, the date the contract is signed.

                    The Company has compensated or loaned to its shareholders and management one of a combination of cash and securities held in other public companies. These transactions are recorded as a loan or as management compensation on the date the securities are transferred to the shareholders and are valued at the price on the date of transfer.

                                               Level Jump Financial Group, Inc.
                         Summary of Significant Accounting Policies (continued)
                                                     (in United States dollars)

December 31, 1999 and 1998

Revenue Recognition Investor relations consulting revenues are recognized on the date the Company issues its investment newsletter with the client's profile.

                    Amounts received prior to the issuance of the newsletter are recorded as deferred revenue.

                    Internet banner advertising revenues are recognized when cash is received by the Company from a business partner that provides market information to thestockpage.com's web site and co-shares advertising revenues.

Cost of Revenues    Cost of revenues include commissions which the Company pays to individuals or companies that identify a customer that contracts the Company to provide investor relations services and are recorded when the related revenue has been recognized.

Cash and Cash       Cash and cash  equivalents  include  cash and all  highly
Equivalents         liquid financial instruments with purchased maturities of
                    three months or less.

Investments         All highly liquid instruments are classified as available-
                    for-sale and those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short term investments.

                    The Company's investments in common shares are classified as available-for-sale. Freely tradable common shares are considered short term investments as the Company intends to hold them for less than twelve months from the balance sheet date. Restricted common shares under applicable United States securities laws are considered long term investments.

                    The Company's investments in freely tradable common shares and common shares that are restricted from resale for less than one year are reported at fair value based on quoted market prices. Any realized gains or losses and "other than temporary" declines in value, if any, on available-for-sale securities are reported in investment income as incurred. Realized gains and losses on the sales of investments available-for-sale are determined using the specific identification method.

                                              Level Jump Financial Group, Inc.
                          Summary of Significant Accounting Policies (continued)
                                                      (in United States dollars)

December 31, 1999 and 1998

Investments         The Company's investments in common shares that are
(continued)         restricted from resale for greater than one year are
                    reported at cost. Any "other than temporary" declines in value, if any, are reported in investment income as incurred. On the date restricted common shares become eligible for resale through registration or in accordance with Rule 144 of the Securities Act of 1933, the Company considers these securities freely tradable, considers them short term investments and reports them at fair value based on quoted market prices.

                    The options are reported at fair value on the date the contract is signed based on the Black Scholes option pricing model. Any "other than temporary" declines in value, if any, are reported in investment income as incurred.

Fixed Assets        Fixed assets are recorded at cost less accumulated
                    amortization. Amortization is provided for at rates intended to write off the assets over the estimated useful lives, as follows:

                    Leasehold improvements - straight line over the term of the lease
                    Computer equipment     - 3 years straight line
                    Furniture and fixtures - 5 years straight line

Income Taxes        The Company accounts for income taxes under the asset and
                    liability method as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting
                    Standards Board ("FASB"). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities.
                    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Share Options       The Company applies the recognition and measurement
                    principles of Accounting Principles Board ("APB") Opinion
                    No. 25, "Accounting for Stock Issued to Employees", and the disclosure provision of FASB SFAS No. 123, "Accounting for
                    Stock-Based Compensation", in accounting for stock options granted to employees. Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Earnings Per Share  Basic earnings (loss) per share is computed using the weighted average number of common shares that are outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method and the exchangeable preferred shares issued and outstanding in thestockpage.com which in turn can be exchanged into common shares of the Company.

                                               Level Jump Financial Group, Inc.
                         Summary of Significant Accounting Policies (continued)
                                                     (in United States dollars)

December 31, 1999 and 1998

Impairment of       Management reviews assets for impairment whenever events or
Assets              changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.

Use of Estimates    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Allowance for
  Doubtful          Management reviews accounts receivable for collectibility on
  Accounts          an ongoing basis, and records an allowance for uncollectable accounts. The establishment of the allowance relies on the judgment of management, on historical precedent and expectations as to future collections.

Deferred Lease      Deferred lease inducments are being amortized over the term
  Inducements       of the lease.

Comprehensive       In June 1997, the FASB issued SFAS No. 130, "Reporting
  Income            Comprehensive Income", which was adopted by the Company.
                    SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying balance sheets, consists of the net unrealized gains on available-for-sale securities, net of the related tax effect.

Recently Issued
  Accounting
   Standards        In June 1998,  the  Financial  Accounting Standards  Board
                    issued SFAS 133, "Accounting for Derivative Instruments and
                    Hedging Activities". SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the standard and has not yet determined the impact on the financial results or condition of the Company.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

1.   Acquisition of thestockpage.com inc.

     On June 1, 1999, thestockpage.com inc.underwent an internal reorganization whereby the two common shareholders exchanged all 100 common shares for 9,300,000 exchangeable preferred shares. The exchangeable preferred shares can be exchanged on a one-for-one basis into 9,300,000 common shares of Level Jump Financial Group, Inc. Immediately after the above transaction, the Company entered into a Support Agreement and Voting and Exchange Agreement which gives the exchangeable preferred shares economically equivalent rights as the common shares of the Company with respect to dividend payments, liquidation, reorganization, and changes. The Company then immediately subscribed for and purchased 100 common shares of thestockpage.com inc. for consideration of $100. In addition, the Company issued one Class A and one Class B preferred shares to the previous common shareholders of thestockpage.com. The Class A and B preferred shares give the holders voting rights as if the holders were common shareholders of the Company in a number equivalent to the number of exchangeable preferred shares issued and outstanding.

     This acquisition has been accounted for on a continuity of interest basis since both companies were controlled by the same shareholders. The assets and liabilities of thestockpage.com have been recorded at their carrrying amounts. The financial statements present the accounts of thestockpage.com to June 1, 1999 and the consolidated with Level Jump Financial Group, Inc. from March 29, 1999, the Company's date of incorporation. The net assets of thestockpage.com on the date of the acquisition, at their carrying amounts, were as follows:

     Cash and cash equivalents                            $         128,856
     Accounts receivable                                            550,000
     Other current assets                                           186,856
     Long-term assets                                               176,731
     Current liabilities                                           (585,614)
                                                          -----------------
     Net assets                                           $         456,829
                                                          =================

2.   Acquisition by Caldera Corporation

     On October 28, 1999 the Company exchanged all 3,700,000 shares of common stock issued and outstanding for 5,087,500 shares of common stock of Caldera Corporation, a Florida incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board. At the time of exchange of shares, the existing board of directors of Caldera resigned and the directors of the Company were appointed to the board of Caldera.

     Prior to the exchange of shares, thestockpage.com underwent an internal reorganization whereby the two exchangeable preferred shareholders exchanged 5,000,000 of their exchangeable preferred shares into 5,000,000 redeemable preferred shares. These can be redeemed at the option of thestockpage.com for Canadian $0.265 (U.S. $0.1715). The redeemable preferred shares are entitled to non-cumulative dividends at a rate per annum of 12 percent of the redemption amount.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

2.   Acquisition by Caldera Corporation (continued)

     At the time of the acquisition, Caldera agreed to assume the Company's obligations with respect to thestockpage.com's exchangeable preferred shares, the Support Agreement and Voting and Exchange Agreement and the performance equity plan. Accordingly, the number of exchangeable preferred shares issued by thestockpage.com increased from 4,300,000 to 5,912,500 and are exchangeable into common shares of Caldera. Caldera has issued Class A and Class B preferred shares to the Company's exchangeable preferred shareholders that give the holders voting rights as if the holders were common shareholders of Caldera in a number equivalent to the number of exchangeable preferred shares issued and outstanding. All obligations were assumed at a ratio of 1.375 Caldera shares to 1 Level Jump Financial Group, Inc. share which is in proportion to the number of common shares of Caldera issued per common share of the Company acquired. All of Level Jump's obligations with respect to exchangeable preferred shares, the Support Agreement and the Voting and Exchange Agreement and the performance equity plan were cancelled.

     Prior to Caldera's acquisition of the Company, Caldera had no significant operations. The Company's assets were recorded at carryover basis and no goodwill was recorded from the transaction. The net liabilities of Caldera on the date of acquisition at their carrying amounts were as follows:

     Cash and cash equivalents                             $           40
     Current liabilities                                             (500)
                                                           --------------
     Net liabilities                                       $         (460)
                                                           ==============

3.   Investments in Marketable Securities

     The cost and estimated market values of the Company's marketable securities are as follows:

                                                                   Gross             Gross         Estimated
                                                              Unrealized        Unrealized            Market
    December 31, 1999                              Cost            Gains            Losses             Value
    --------------------               ----------------  ---------------  ---------------        -----------
    Common shares                      $        859,625  $     1,362,726  $       (49,962)       $ 2,172,389
                                       ================  ===============  ===============        ===========

    December 31, 1998
    --------------------               ----------------  ---------------  ---------------        -----------
    Common shares                      $        166,850  $       143,775  $       (56,250)       $   254,375
                                       ================  ===============  ===============        ===========

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

3.   Investments in Marketable Securities (continued)

     All investments in freely tradable common shares and common shares that are restricted from resale for less than one year held by the Company have been classified as available-for-sale and are being carried at the estimated market value at December 31, 1999, 1998 and 1997. The net change in the net unrealized holding gain (loss) was an increase of $819,591 and an increase of $56,181 at December 31, 1999 and 1998 respectively.

     All investments in common shares that are restricted from resale for greater than one year and in options to purchase common shares have been classified as long term investments and are being carried at cost. The estimated market values are $1,498,349 and $171,314 as at December 31, 1999 and 1998, respectively.

     Activity related to the sales and maturities of investments is as follows:

                                                                    Year              Year
                                                                   Ended             Ended
                                                                Dec. 31,          Dec. 31,
                                                                    1999              1998
                                                          --------------   ---------------
    Purchase of securities                               $             -  $        117,544
    Fees satisfied by securities                               2,033,122         1,067,971
    Proceeds from sales and maturities of
      investments                                                681,557           680,981
    Consulting and compensation expenses
      satisfied by securities                                    357,073           849,059
    Gross realized gains                                         338,213           920,355
    Gross realized losses                                      (108,029)          (29,892)

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

4.  Fixed Assets

    Fixed assets consisted of the following:

                                                                Dec. 31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------   ---------------
    Leasehold improvements                               $         6,750  $              -
    Furniture and fixtures                                        11,419            10,771
    Computer equipment                                            45,459            22,009
                                                         ---------------   ---------------
                                                                  63,628            32,780
    Less: Accumulated amortization                                21,072             6,748
                                                         ---------------   ---------------
    Net book value                                       $        42,556  $         26,032
                                                         ===============  ================

    Amortization expense was $14,325 and $6,748 as at December 31, 1999 and 1998, respectively.

5.  Accrued Liabilities

    Accrued liabilities consist of the following:

                                                                Dec. 31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------   ---------------
    General and administrative expenses                  $         6,929   $             -
    Employees profit sharing plan                                      -           360,443
    Sales tax                                                    (24,500)           (8,457)
    Payable on share exchange                                     30,000                 -
    Shares received for services not rendered                          -           125,000
    Payroll deductions                                             3,877             1,170
                                                         ---------------   ---------------
                                                         $        16,306   $       478,156
                                                         ===============   ===============

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

6.   Income Taxes

     The Company's wholly owned subsidiary, thestockpage.com resides in the Province of Ontario, Canada and is taxable at the federal and provincial levels within Canada. In 1999, the Company has no taxes payable in any other jurisdictions. The provision (benefit) for income taxes is composed of the following:

                                                                 Dec.31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------   ---------------
    Current:
      Federal                                            $             -         $       -
      State                                                        1,678                 -
      Foreign                                                    437,776           131,994
                                                         ---------------   ---------------
                                                                 439,454           131,994
                                                         ---------------   ---------------

    Deferred:
      Federal                                                          -                 -
      State                                                            -                 -
      Foreign                                                    (55,992)          (15,050)
                                                         ---------------   ---------------
                                                                 (55,992)          (15,050)
                                                         ---------------   ---------------
                                                         $       383,462  $        116,944
                                                         ===============   ===============

     The following is a reconciliation of income tax computed at the federal statutory rate to the provision for taxes:

                                                                    Year              Year
                                                                   Ended             Ended
                                                                Dec. 31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------   ---------------
    Tax expense computed at statutory rate               $       318,546  $        150,923
    Increase (reduction) in taxes resulting from:
      Tax rate differential on foreign subsidiary                 42,843           (33,979)
      Valuation allowance on deferred tax assets                  22,073                 -
                                                         ---------------   ---------------
                                                         $       383,462  $        116,944
                                                         ===============  ================

     Income taxes payable as at December 31, 1999 includes approximately $35,751 of interest and penalties.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

6.   Income Taxes (continued)

     In 1998 the Company's effective income tax rate is lower than what would be expected if the federal statutory rate (34%) was applied to income from continuing operations primarily because the Company was eligible for small business deduction in Canada and the Company pays tax on only 75 percent of capital gains in Canada.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax assets and liabilities are as follows:

                                                                 Dec 31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------   ---------------
    Current deferred income tax assets:
      Short term investments in marketable securities    $             -         $       -
      Net operating loss carryforwards                            71,474            16,771
                                                         ---------------   ---------------
                                                                  71,474            16,771
                                                         ---------------   ---------------

    Current deferred income tax liabilities:
      Short term investments in marketable securities            439,316            33,669
      Deferred revenue                                            14,754                 -
                                                         ---------------   ---------------
    Gross deferred tax liabilities                               454,070            33,669
                                                         ---------------   ---------------
    Net current deferred tax assets (liabilities)        $     (382,596)  $       (16,898)
                                                         ---------------   ---------------

                                                                 Dec 31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------   ---------------
    Non-current deferred income tax assets:
      Fixed assets                                       $         1,405  $            136
      Organizational expenses                                        417                 -
      Net operating loss carryforwards                            36,430                 -
      Valuation allowance                                       (22,073)                 -
                                                         ---------------   ---------------
    Net non-current deferred income tax assets                    16,179               136
                                                         ===============   ===============

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

6.   Income Taxes (continued)

     The net change in the deferred income tax asset valuation allowance was an increase of $22,073 at December 31, 1999. The Company has provided for a valuation allowance against deferred tax assets due to uncertainties as to the Comany's ability to utilize its net operating losses. The Company recorded no valuation allowance at December 31, 1998 and 1997. At December 31, 1999, the Company has net operating losses of approximately $242,870 which expire in varying amounts from 2014 through 2019.

     A deferred income tax liability provision has not been booked for the undistributed earnings of the Company's foreign subsidiary as all undistributed earnings are expected to be reinvested in the subsidiary. Determination of the deferred income tax liability that would have resulted from a distribution of earnings was not practicable.

7.   Bank Loan

     On October 19, 1999, a subsidiary of the Company obtained a $500,000 demand bank loan from a Canadian financial institution. The loan provides for a variable interest rate equal to the bank's U.S. base rate (similar to U.S. prime rate) plus 2.0%. As at December 31, 1999, the US prime rate was 9%. Interest on the loan is to be paid monthly. A balloon principal payment of $200,000 is to be made on February 28, 2000 and principal payments of $5,556 per month thereafter are to be made through to maturity on September 30, 2004. The bank loan is specifically collateralized by long term investments with a book value of $300,000 at December 31, 1999. The bank loan is secured by a General Security Agreement providing a first charge over accounts receivable, inventory and equipment. The bank loan agreement allows the bank to sell collateralized investments to retire the bank loan when the investments become eligible for resale if the stock price of the collateralized investments falls below $5.00 per share.

     Interest expense of $10,904 was incurred on the bank loan for the period ended December 31, 1999.

     Principal payments to be made over the next five years are as follows:

                                                     December 31, 1999

           2000                                        $255,560
           2001                                          66,672
           2002                                          66,672
           2003                                          66,672
           2004                                          44,424

8.   Shareholders' Equity

     (a)  Preferred Shares

          At December 31, 1999, the Company had 5,000,000 authorized preferred shares, $.0025 par value, of which two were issued and outstanding.

          The Company had one Class A preferred share, $.0025 par value authorized, issued and outstanding. The Class A preferred share entitles a previous shareholder of thestockpage.com to voting rights as if the holder was a common shareholder of the Company in a number equivalent to the number of exchangeable preferred shares (see below) of thestockpage.com held by the holder of the Class A preferred share. There are no other rights attached to the Class A preferred share. At December 31, 1999, the Class A preferred shareholder had voting rights on the equivalent of 3,547,500 common shares of the Company.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

8.   Shareholders' Equity (continued)

     (a)  Preferred Shares (continued)

          The Company had one Class B preferred share, $.0025 par value authorized, issued and outstanding. The Class B preferred share entitles a previous shareholder of thestockpage.com to voting rights as if the holder was a common shareholder of the Company in a number equivalent to the number of exchangeable preferred shares (see below) of thestockpage.com held by the holder of the Class B preferred share. There are no other rights attached to the Class B preferred share. At December 31, 1999, the Class B preferred shareholder had voting rights on the equivalent of 2,365,000 common shares of the Company.

     (b)  Common Shares

          At December 31, 1999, the Company had 200,000,000 authorized common shares, $0.0025 par value of which 7,863,500 were issued and outstanding.

          Prior to the reverse acquisition of Caldera Corporation, the Company had 50,000,000 authorized common shares of which 3,700,000 were issued and outstanding. On May 18, 1999, the Company changed the par value of these common shares from $.01 to $.001 per common share resulting in excess share capital of $33,300 which was subsequently distributed to the shareholders.

     (c)  Exchangeable Preferred Shares of thestockpage.com

          As described in Note 1, on June 1, 1999, thestockpage.com underwent an internal reoganization which resulted in 100 common shares being exchanged for 9,300,000 exchangeable preferred shares. As described in
          Note 2, on October 14, 1999, thestockpage.com underwent a second internal reorganization whereby the two exchangeable preferred shareholders exchanged 5,000,000 of their exchangeable preferred shares into 5,000,000 redeemable preferred shares.

          As part of the merger agreement with Caldera Corporation June 1, 1999, the Company entered into an agreement with thestockpage.com to allow thestockpage.com to satisfy its obligations with respect to exchangeable preferred shares issued by thestockpage.com to previous common shareholders of thestockpage.com. The exchangeable preferred shares entitle the holders to exchange on a one-for-one basis into common shares of the Company. The exchangeable preferred shares are economically equivalent to common shares of the Company and are entitled to any dividends on common shares declared by the Company and any liquidation proceeds similar to other common shares. The exchangeable preferred shares have no voting rights in the Company. At December 31, 1999, thestockpage.com had an unlimited number of authorized exchangeable preferred shares, no par value, of which 5,912,500 were issued and outstanding. The issued and outstanding shares of exchangeable preferred shares can be exchanged into 5,912,500 common shares of the Company.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

9.   Dividends

     On May 25, 1999, prior to the acquisition of thestockpage.com by the Company, thestockpage.com's board of directors declared and paid a dividend on thestockpage.com's shares of $264,941 from thestockpage.com's capital dividend account and a special dividend on thestockpage.com's common shares of $99,569. The total charge to retained earnings was $364,510.

10.  Stock Options

     On May 1, 1999, the Company approved the 1999 Performance Equity Plan, a fixed employee stock-based compensation plan that allows the Company to grant incentive stock options, non-qualified stock options and stock purchase rights to employees, officers and directors to purchase a maximum of 2,750,000 common shares of the Company. Stock options granted under the plans are for periods not to exceed ten years, and must be issued at prices not less than 100%, for incentive and non-qualified stock options, of the fair market value of the stock on the date of grant as determined by the board of directors. The vesting period to exercise the option to purchase stock is determined by the board of directors and ranges from one to five years, subject to a holding period of not less than six months from the date of grant of an award under this plan.

     Activity under the Company's stock options plan is summarized as follows:

                                                                                                    Weighted
                                                                                                     Average
                                                               Available           Options         Price Per
                                                               for Grant       Outstanding             Share
                                                             -----------        ----------  ----------------
      Balance at December 31, 1998                                     -                 -  $             -

      Common shares reserved                                   2,750,000                 -                -
      Options granted, option price equal to
        fair market value                                       (206,259)          206,259             0.51
      Options granted, option price greater
        than fair market value                                (1,375,000)        1,375,000             1.09
      Options cancelled                                                -                 -                -
      Options exercised                                                -                 -                -
                                                              ----------        ----------  ---------------
      Balance at December 31, 1999                             1,168,741         1,581,259  $          1.02
                                                              ----------        ----------  ---------------

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

10.  Stock Options (continued)

     The following table summarizes information concerning outstanding and exercisable stock options at December 31, 1999.

                                    Options Outstanding                                   Option Exercisable
                         -----------------------------------------------      ------------------------------
                                               Weighted         Weighted                            Weighted
                                                Average          Average                             Average
                                              Remaining         Exercise                            Exercise
                               Number       Contractual            Price            Number             Price
Exercise Price            Outstanding   Life (in Years)        Per Share       Exercisable         Per Share
----------------         -------------  ---------------        ---------       -----------         ---------
$0.00 - $0.37                 185,629               6.1            $0.36            60,157             $0.36
$038 - $0.91                  550,000               4.8             0.82           275,000              0.73
$0.92 - $1.09                 275,000               6.3             1.09         -                   -
$1.10 - $1.27                 275,000               7.3             1.27         -                   -
$1.28 - $1.46                 275,000               8.3             1.45         -                   -
$1.47 - $1.82                  20,630               7.1             1.82            2,063               1.82
                         -------------  ---------------        ---------       -----------         ---------
                            1,581,259               6.3            $1.02           337,220             $0.67
                         -------------  ---------------        ---------       -----------         ---------

     The Company applies APB Opinion No. 25 in accounting for its fixed employee stock compensation plan. Accordingly, no compensation expense has been recognized for the year ended December 31, 1999. Had compensation expense been determined based on the fair value at the grant dates as prescribed in FASB SFAS No. 123, the Company's results would have been as follows:

                                                                         Year
                                                                        Ended
                                                                 December 31,
                                                                        1999
                                                                -------------
      Net income

        As reported                                           $       553,439
        Pro forma                                                     544,798

      Basic earnings per share                                          $0.07
      Diluted eranings per share                                        $0.05

      Basic earnings per share as Pro forma                             $0.07
      Diluted eranings per share as Pro forma                           $0.05

     The fair value of each stock option grant was determined on the date of grant. The weighted average fair market value of a stock option with an exercise price equal to the estimated market price of a common share on the date of grant for the year ended December 31,1999 was $0.0937. The weighted average fair market value of a stock option with an exercise price that exceeds the estimated market price of a common share on the date of grant for the year ended December 31, 1999 was $0.00. The fair market value of the stock options was determined using the Black Scholes option pricing model, based on the following assumptions:

                                                                        Year
                                                                       Ended
                                                                December 31,
                                                                        1999
                                                                ------------
      Dividend yield                                                       -
      Risk-free interest rate                                           5.62%
      Expected life                                                 3.5 Years
      Expected volatility                                               0.01%

     Because additional stock options are expected to be granted each year, the above pro forma disclosure is not representative of pro forma effects on reported financial results for future years.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

11.   Earnings Per Share

      The computation of basic and diluted earnings per share were as follows:

                                                                    Year              Year
                                                                   Ended             Ended
                                                               Dec.  31,          Dec. 31,
                                                                    1999              1998
                                                         ---------------  -----------------
      Basic:
        Net income attributable to common shares         $       553,439  $        326,948

        Weighed average common shares
         outstanding (see (a))                                 7,863,500         3,700,000
                                                         ---------------  -----------------
        Basic earnings per share                         $          0.07  $           0.09
                                                         ---------------  -----------------
      Diluted:
        Adjusted income attributable to common
         shares                                          $       553,439  $        326,948
                                                         ---------------  -----------------
        Weighted average common shares
         outstanding (see (b))                                11,312,458         3,700,000

        Assumed exercise of stock options,
         net of common shares assumed
         repurchased with the proceeds                           638,000          -
                                                         ---------------  -----------------
        Adjusted weighted average common
         shares outstanding                                   11,950,458         3,700,000
                                                         ---------------  -----------------
        Diluted earnings per share                       $          0.05  $           0.09
                                                         ---------------  -----------------

     (a) (i)The weighted average common shares outstanding during the 1997 and 1998 as used in the computation of basic earnings per share is represented by 3,700,000 common shares issued.

          (ii) The weighted average common shares outstanding during 1999 as used in the computation of basic earnings per share is represented by 7,863,500 common shares issued. The weighted average common shares outstanding is comprised of the following:

              Caldera shares outstanding prior to the
                 reverse merger                                       2,776,000
              Shares issued as part of the reverse merger             5,087,500
                                                                      ---------
                                                                      7,863,500
                                                                      =========

     (b) (i)The weighted average common shares outstanding during the year as used in the computation of diluted earnings per share is represented by 3,700,000 for the twelve months ended December 31, 1998.

                                              Level Jump Financial Group, Inc.
                                    Notes to Consolidated Financial Statements
                                                    (in United States dollars)

December 31, 1999 and 1998

11.   Earnings Per Share (continued)

          (ii) For the year ended December 31, 1999, the weighted average common shares outstanding as used in the computation of diluted earnings per share is represented by the sum of 7,863,500 common shares issued and the weighted average of 5,912,500 exchangeable preferred shares issued and outstanding in thestockpage.com since June 1, 1999, which in turn can be exchanged into 5,912,500 common shares of the Company. The weighted average common shares outstanding used in the computation of diluted earnings per share is represented by the following:

           Common shares for basic EPS                               7,863,500
           Exchangeable share obligation                             3,448,958
                                                                    ----------
                                                                    11,312,458
                                                                    ==========
12.  Related Party Transactions

     Included in amounts due from related parties as at December 31, 1999 are loan receivables of $139,323 and $79,194 from two officers and shareholders with no interest rate and a maturity date of March 31, 2000. At December 31, 1998, the Company had loan receivables of $555,423 and $225,271 respectively from two officers and shareholders with no interest rate and a maturity date of September 15, 1999.

     Included in amounts due to related parties at December 31, 1998 is a loan in the amount of $53,836 made to a subsidiary of the Company, by Rolling Capital Corporation, a corporation owned by the shareholders of the Company with no interest and a maturity date of September 15, 1999. The amount was paid in 1999.

     All of the above amounts were recorded at the exchange value.

13.  Concentrations of Credit Risk and Business Concentration

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, short and long term investments and accounts receivable.

     At any point in time, the Company holds investments in very few issuers and is subject to significant credit risk concentrations. The common shares held by the Company are thinly traded and subject to significant price fluctuations. Common shares that are restricted as to resale and options to purchase common shares cannot be sold for time periods that can be as long as two years.

     Accounts receivable are unsecured and are derived from revenues earned from customers primarily located in the United States. At any point in time, substantially all of the accounts receivable balance may be comprised of one customer. This exposes the Company to significant credit risk concentrations. The Company performs evaluations of its customers and maintains allowances for potential credit losses. The Company has set up an allowance for potential credit losses of $210,099 at December 31, 1999. The Company wrote off $149,000 and $140,625 to bad debt expense at December 31, 1999 and 1998.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

13.  Concentrations of Credit Risk and Business Concentration (continued)

     At December 31, 1999, the Company had short and long term investments of $2,493,419 and accounts receivable of $290,944 in five companies, with individual issuer/customer balances of $1,649,300, $671,000, $229,688, $187,500, and $46,875. At December 31, 1998, the Company had short and long term investments of $272,638 and accounts receivable of $19,289 in 3 companies, with individual issuer/customer balances of, $203,888, $68,750 and $19,289.

14.  Fair Value of Financial Instruments

     Estimated fair value of the Company's financial instruments were as follows:

                                          Year Ended              Year Ended
                                         Dec. 31, 1999           Dec. 31, 1998
                                      Carrying      Fair     Carrying      Fair
                                        Amount     Value       Amount     Value

      Financial assets:
        Cash and cash
         equivalents                $   19,426 $   19,426  $   5,658  $   5,658
        Short term investments
         in marketable securities    2,172,389  2,172,389    254,375    254,375
        Accounts receivable            290,944    290,944     19,289     19,289
        Due from related parties       218,517    218,517    780,694    780,694
        Long term investments          321,032  1,498,349     18,263    171,314

      Financial liabilities:
        Accounts payable            $  65,657  $  65,657  $   40,121  $  40,121
        Accrued liabilities            16,306     62,550     478,156    421,906
        Bank loan                     500,000    500,000
        Due to related parties              -          -      58,030     58,030

     The carrying amount approximates fair value of cash and cash equivalents, accounts receivable, accounts payable and due from/to related parties. Short term investments are carried at fair value. Accounts receivable at December 31, 1999 includes receivables of common shares and options to purchase common shares. The fair value of the receivable was determined using the closing market price of the common shares to be received and the Black Scholes option pricing model. The fair value of long term investments in options to purchase common shares was determined using the Black Scholes option pricing model. Accrued liabilities at December 31, 1999 include a payable for share exchange that is to be satisfied by delivering common shares that the Company owns and that are included in long term investments. Accrued liabilities at December 31, 1998 include a payable for shares received for services not rendered that was satisfied by delivering common shares that the Company owns and that are included in short-term investments in marketable securities. The fair value of the payable for share exchange and the payable for shares received for services not rendered was determined using the closing market price of the common shares to be delivered.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

15.  Employees Profit Sharing Plan

     In 1998, a subsidiary of the Company set up an employee profit sharing plan to compensate its key employees. Contributions to the plan were made at the discretion of management and the subsidiary of the Company had no ongoing obligations to fund the plan. Distributions from the plan to key employees were made at the discretion of the plan trustees who are also management of the subsidiary of the Company. At December 31, 1999, the subsidiary of the Company had no balance owing for plan compensation. In January 1999, the subsidiary of the Company paid $360,443 to the plan for expenses accrued in 1998. The subsidiary of the Company does not intend to continue the plan.

16.  Commitments and Contingencies

     (a)  Operating Leases

          During 1998, a subsidiary of the Company entered into an operating lease agreement that provides the Company with office space in Toronto, Ontario, Canada. The lease is for a period of two years with an option to renew for an additional two year period. During 1999, a subsidiary of the Company entered into a month-to-month sublease that provides the Company with additional office space in Toronto. At December 31, 1999, the Company has entered into a new five year lease in Toronto with an option to renew for an additional five year period and will not be renewing the two current office leases. During 1999, the Company entered into an operating lease agreement that provides the Company with office space in New York, New York. The lease is for a period of four years and three months with an option to renew for a five year period. In addition, in 1998 a subsidiary of the Company entered into two vehicle leases as part of a compensation package for two officers of the subsidiary of the Company in their roles as management. A subsidiary of the Company also leases certain office equipment. The rent expense totaled $15,911 and $10,131 at December 31, 1999 and December 31, 1998. Future minimum lease payments for the next five years are as follows:

                               Dec. 31, 1999

           2000              $       132,414
           2001                      143,754
           2002                      143,396
           2003                      148,059
           2004                       96,385

      (b)  Contingent Liabilities

          (i) A subsidiary of the Company and its management are involved in a dispute with a third party regarding failed negotiations between the subsidiary of the Company and its management to sell an interest in the subsidiary of the Company to the third party. Claims and counterclaims have been filed by the subsidiary of the Company and the third party respectively. Management believes the claims are without merit, and does not believe that the Company's potential exposure related to this matter would have a material adverse effect on the Company's financial position, results of operations and cash flows.

          (ii) Management is not currently aware of any other legal proceeds or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations and cash flows.

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

December 31, 1999 and 1998

17.  Segment Information

     The Company is engaged in one business segment - Internet financial portal and investor relations services.

     The following table presents information related to the Company by geographic area:

                                                                        United
                                                      Canada            States
                                                ------------       -----------
      For the year ended December 31, 1999

      Revenue                                   $          -      $  2,827,468
      Operating income                                     -           733,073
      Assets                                       2,942,967           255,534

      For the year ended December 31, 1998

      Revenue                                   $          -      $  1,067,971
      Operating loss                                       -          (442,785)
      Assets                                       1,110,566                 -


18.  Economic Dependence

     Five customers accounted for 21%, 19%, 19%, 17%, and 12% of total revenues for the year ended December 31, 1999 and five customers accounted for 28%, 26%, 17%, 12%, and 11% of total revenues for the year ended December 31, 1998.

19.  Subsequent Events

     Purchase of Southland Securities

     On January 3, 2000, Level Jump entered into an agreement to purchase Southland Securities Corporation, a Securities and Exchange Commission / National Association of Securities Dealers registered broker/dealer. Closing is subject to approval of the change of control by the appropriate regulatory bodies. The purchase price for the transaction to be paid by the Company is $320,000 and 30,000 common shares. $100,000 of the cash purchase price and the 30,000 common shares will be held in escrow pending the outcome to two arbitrations that Southland is a defendant. The purchase price will be reduced by the amount, if any, that Southland is required to pay upon completion of the arbitrations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.

On November 15, 1999, Level Jump selected BDO Dunwoody, LLP to replace Andersen Andersen & Strong as its independent public accountants.

BDO Dunwoody, LLP has acted as independent accountants for Level Jump Colorado since inception, which became a wholly-owned subsidiary of Level Jump pursuant to the merger on October 28, 1999. Level Jump believes that the change to BDO Dunwoody, LLP as its independent accountants will centralize the audit of its consolidated financial statements. The decision to change auditors was approved by the Board of Directors.

Andersen Andersen & Strong's report on the financial statements of Level Jump (formerly known as Caldera), for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years, and the subsequent interim period, there were no disagreements with Andersen Andersen & Strong on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen Andersen & Strong, would have caused Andersen Andersen & Strong to make reference to thesubject matter of the disagreements in connection with their audit report with respect to financial statements of Level Jump (formerly known as Caldera) either individually or consolidated with Level Jump Colorado.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The persons listed below are the current directors and officers of Level Jump.

Name                      Age        Director Since                    Position

Robert Landau             28              1999        President and Director

David Roff                28              1999        Treasurer, Vice President
                                                        and Director

Brice Scheschuk           28              1999        Vice President Finance,
                                                        Secretary and Director

Glen Akselrod             30              1999        Vice President and
                                                        Director

There are no family relationships among any of the directors or executive officers of Level Jump.

Robert Landau is a co-founder of Level Jump and has been President since its inception in March 1999. Mr. Landau is a co-founder of thestockpage.com and has been President since its inception in August 1997. Mr. Landau designed the first thestockpage.com web site and was one of the pioneers of on-line investment newsletters. He has significant experience in capital markets, Internet marketing, investor relations and web site design. Mr. Landau is responsible for strategic direction and overall management of Level Jump and thestockpage.com. He is also actively involved in sales to investor relations clients. Prior to founding Level Jump and thestockpage.com, Mr. Landau worked for Watson Wyatt from February 1995 to February 1998. Watson Wyatt is an actuarial consultant to some of the largest pension plans in Canada. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto in Toronto, Ontario, Canada.

David Roff, CA, is a co-founder of Level Jump and has been Vice President and Treasurer since its inception in March 1999. Mr. Roff is a co-founder of thestockpage.com. Mr. Roff designed the marketing campaigns that resulted in member growth to over 30,000 members. He has significant experience in Internet marketing, capital markets and financial management. Mr. Roff is responsible for human resources, administration and internal operations at Level Jump and thestockpage.com. He is a Canadian Chartered Accountant and previously worked for Coopers & Lybrand (now PricewaterhouseCoopers) Consulting in Toronto from May 1995 to March 1998 where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff has a Bachelor of Arts degree from the University of Western Ontario in London, Ontario, Canada.

Brice Scheschuk, CA, is a co-founder of Level Jump and has been Vice President Finance and Secretary since its inception in March 1999. Mr. Scheschuk joined thestockpage.com in August 1998 as Vice President Finance. Mr. Scheschuk has significant experience in areas that include corporate finance, financial accounting, internal control and taxation. He is a Canadian Chartered Accountant and previously worked for Coopers & Lybrand (now PricewaterhouseCoopers) Consulting from May 1994 to August 1998 in Boston and Toronto where he advised large banks, broker/dealers and investment fund complexes on business and operations strategy, risk management, derivative products, internal control and compliance, technology and business processes. Mr. Scheschuk has a Bachelor of Commerce First Class Honors Finance degree from Dalhousie University in Halifax, Nova Scotia, Canada.

Glen Akselrod is a co-founder of Level Jump and has been Vice President since its inception in March 1999. Mr. Akselrod joined thestockpage.com in November 1998 as Vice President Investor Relations and oversaw the development and co-branding of the revamped thestockpage.com web site, which was unveiled in February 1999. Mr. Akselrod is responsible for investor relations at thestockpage.com. Prior to joining thestockpage.com, he worked from October 1996 to October 1998 at Bel air Insurance Company and from March 1995 to October 1996 at State Farm Insurance Company, two property and casualty insurers, as an analyst. Mr. Akselrod has a Bachelor of Science - Actuarial Science and Economics degree from the University of Toronto in Toronto, Ontario, Canada.

Section 16(a)  Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Level Jump and Form 5 and amendments thereto furnished to Level Jump, for the fiscal year ended December 31, 1999, there were no directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid during the fiscal years ended December 31, 1999, 1998 and 1997 to the president and the other most highly compensated executive officer whose total salary and bonus earned during the 1999 fiscal year exceeded $100,000.

Summary Compensation Table

        Annual Compensation                        Long-Term Compensation
        --------------------                       ----------------------
                                               Other
      Name and Principal                       Annual            Options/
         Position          Year     Salary     Comp.            SARs (#)

         Robert Landau     1999     53,504     216,000 (1)      618,750 (2)
         President         1998       -        468,196 (1)          -
                           1997       -           -                 -

         David Roff        1999    53,504       40,000   (1)      412,500 (2)
         Treasurer and     1998       -        335,418 (1)          -
         Vice President    1997       -           -                 -

(1) Other annual compensation for Robert Landau: 1999 - forgiveness of an investment loan of $156,000 and cash payment of $60,000; 1998 - distributions of investments of $468,196. Other annual compensation for David Roff: 1999 - cash payment of $40,000; 1998 - distributions of investments of $335,418.

(2)  Options granted by Level Jump Colorado and assumed by Level Jump.

Option Grants During 1999 Fiscal Year

                  Individual Grants

                 No. of             % of Total
                 Securities         Options
                 Underlying         Granted to
                 Options            Employees        Exercise       Expiration
Name             Granted (#)        in Fiscal Year   Price ($)      Date

Robert Landau    123,750               7.8             0.73       Apr. 30, 2004
                 123,750               7.8             0.91       Apr. 30, 2005
                 123,750               7.8             1.09       Apr. 30, 2006
                 123,750               7.8             1.27       Apr. 30, 2007
                 123,750               7.8             1.45       Apr. 30, 2008

David Roff       82,500                5.2             0.73       Apr. 30, 2004
                 82,500                5.2             0.91       Apr. 30, 2005
                 82,500                5.2             1.09       Apr. 30, 2006
                 82,500                5.2             1.27       Apr. 30, 2007
                 82,500                5.2             1.45       Apr. 30, 2008

The following table provides information related to options exercised by the named executive officers during fiscal 1999 and the number of options held at fiscal year-end.

                                                                                Value of Unexercised
                 Shares                              No. of Securities          In-the-Money
                 Acquired on        Value            Underlying Options         Options ($) (1)
Name             Exercise (#)       Realized ($)     Exercisable Unexercis      Exercisable Unexercisable
Robert Landau     -                 -                 123,750       495,000     505,000      1,798,000
David Roff        -                 -                  82,500       330,000     337,000      1,198,725

(1) Value based on the closing price of $4.8125 on December 31, 1999, less the option exercise price.

Management Employment Agreements and Compensation

On May 1, 1999, Level Jump and thestockpage.com signed written employment agreements with Robert Landau and David Roff. Mr. Landau acts as the president of the two companies and is compensated at an annual rate of $330,000. Mr. Roff acts as the Vice President Operations and Administration and is compensated at an annual rate of $256,000. Currently, each of these executives has amended their employment agreements to reduce their salaries to approximately $60,000 under these agreements until April 30, 2000. On April 30, 2000, management will reevaluate Level Jump's funding needs and may amend their agreements until such time that Level Jump and thestockpage.com are funded in a manner to implement the initial phases of their business plan.

Each of the employment agreements provides for a five-year employment term. Each executive will be paid the annual salary indicated and will receive various benefits including four weeks paid vacation, medical, dental and disability insurance and reimbursement for the premiums of term life insurance in the face amount of $1,000,000. At December 31, 1999, term life insurance had not yet been taken by the employees and no premiums are payable by Level Jump. Each of the executives may engage in other businesses, either individually or through partnerships or corporations in which they have an interest, hold an office or serve on boards of directors. Certain conflicts of interest may arise between the company and the executives. The agreements may be terminated by the company or executives at any time, or upon a showing of cause by the company or upon good reason by the executive. If terminated by the company without reason, the company will pay the salary amount for the full term of the agreement, otherwise if for cause by the company or good reason by executives he will be paid one year's salary. Upon death or disability, the executives will not be paid anything after the date of termination. The executives are not subject to any non-competition or non-disclosure obligations.

Remuneration of the Board of Directors

Directors who are not employees currently do not receive any compensation for their duties as directors. All directors are reimbursed for any actual expense incurred in attending meetings of the board of directors.

Stock Option Plan

The 1999 Performance Equity Plan of Level Jump Colorado was adopted by Level Jump Colorado on May 1, 1999. Level Jumpassumed all of Level Jump Colorado's obligations under the plan on January 31, 2000. Currently the plan provides for 2,750,000 shares of Common Stock to be reserved for issuance upon incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock and other stock based awards. Awards may be made to officers, directors, key employees and consultants. The plan will terminate at such time as no further awards may be granted and awards granted are no longer outstanding, provided incentive options may only be granted until April 30, 2009. The plan is administered by the board of directors. The board of directors, to the extent permitted by the provisions of the plan, has the authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the plan in order to attract and retain persons instrumental to the success of Level Jump.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 3, 2000, the name, number of shares beneficially owned, and the percentage of the total outstanding common stock owned by (i) each of the officers and directors, (ii) the officers and directors as a group, and (iii) each person known to be the beneficial owner of more than 5% of the total outstanding shares of common stock.

                                   Number of Shares           Percentage
Principal Stockholders             Beneficially Owned         Beneficially Owned

      ZDG Holdings Inc. (1)              7,059,573                  61.2
      David Roff (2)                     4,712,000                  45.7
      Brice Scheschuk (3)                   825,000                 10.5
      Glen Akselrod (4)                     825,000                 10.5
      All officer and directors (5)        12,581,573               89.5

(1) Includes 3,547,500 shares which may be issued upon exercise of the retraction rights of thestockpage.com exchangeable shares. Includes 252,000 shares subject to a voting agreement and an option agreement with Mr. Brice Scheschuk and 252,000 shares subject to a voting agreement and an option agreement with Mr. Glen Akselrod. Includes 780,573 shares owned by Mr.

     Landau and 123,750 shares subject to currently exercisable options issued to Mr. Robert Landau under the 1999 Performance Equity Plan of Level Jump and excludes 495,000 shares subject to options issued to Mr. Robert Landau under the plan which vest in the future. ZDG Holdings Inc. is a corporation wholly owned by the spouse of Mr. Landau, Ms. Marni Miller. Mr. Landau is the sole director and president of ZDG Holdings Inc.

(2) Includes 2,365,000 shares which may be issued upon exercise of the retraction rights of thestockpage.com exchangeable shares. Includes 168,000 shares subject to a voting agreement and an option agreement with Mr. Brice Scheschuk and 168,000 shares subject to a voting agreement and an option agreement with Mr. Glen Akselrod. Includes 82,500 shares subject to currently exercisable options under the 1999 Performance Equity Plan of Level Jump and excludes 330,000 shares subject to options under the plan which vest in the future.

(3) Includes the 420,000 shares subject to voting agreements and option agreements with ZDG Holdings Inc. and Mr. David Roff. Includes 34,375 shares subject to currently exercisable options under the 1999 Performance Equity Plan of Level Jump and excludes 137,500 shares subject to options under the plan which vest in the future.

(4) Includes 420,000 shares subject to voting agreements and option agreements with ZDG Holdings Inc. and Mr. David Roff. Includes 34,375 shares subject to currently exercisable options under the 1999 Performance Equity Plan of Level Jump and excludes 137,500 shares subject to options under the plan which vest in the future.

(5) Includes 275,000 shares subject to currently exercisable options under the 1999 Performance Equity Plan of Level Jump and excludes 1,100,000 shares subject to options under the plan which vest in the future.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Purchase of thestockpage.com inc.

On June 1, 1999, Level Jump Colorado acquired all the issued and outstanding common shares of thestockpage.com.

Transaction Mechanics

The acquisition comprised the following elements:

a) The articles of incorporation of thestockpage.com were amended to create a class of non-voting Exchangeable Shares without nominal or par value,

b) Level Jump Colorado amended its charter to create two classes of Preferred Stock, Class A Preferred Stock and Class B Preferred Stock, and thestockpage.com subscribed for and was issued one share of each such class,

c) thestockpage.com purchased from Messrs. Landau and Roff, the two previous common shareholders of thestockpage.com, for cancellation all the issued and outstanding common shares of thestockpage.com for consideration consisting of 9,300,000 shares of Exchangeable Stock and the two shares of Level Jump Preferred Stock referred to in b) above,

d) Level Jump Colorado subscribed for and was issued 100 common shares of thestockpage.com,

e) Each of Messrs. Landau and Roff entered into a Voting and Exchange Agreement with Level Jump Colorado and thestockpage.com, and

f)   Level Jump Colorado and thestockpage.com entered into a Support Agreement.

On October 14, 1999, Messrs. Landau and Roff agreed to modify the terms of the Exchangeable Shares of thestockpage.com to reduce the number of outstanding shares from 9,300,000 to 4,300,000 and modify the corresponding agreements. In exchange for the modification, Messrs. Landau and Roff were issued an aggregate of 5,000,000 shares a new class of Preference Shares, no par value, of thestockpage.com ("Preference Shares").

Description of Securities of Level Jump Colorado Preferred Shares and thestockpage.com, Exchangeable Shares

Voting Rights of Exchangeable Shares and Level Jump Colorado Preferred Stock

Holders of Exchangeable Shares generally are not permitted to vote at meetings of the shareholders of thestockpage.com (except, where required by law, as a separate class). Level Jump Colorado will be the only voting shareholder of thestockpage.com.

Each share of the Class A Preferred Stock and Class B Preferred Stock of Level Jump Colorado (the "Special Voting Shares") will in the aggregate carry the number of votes, exercisable at any meeting at which Level Jump stockholders are entitled to vote or in a consent action, the number of votes equal to the number of outstanding Exchangeable Shares not owned by Level Jump Colorado or its subsidiaries and affiliates Except as to matters on which applicable law or Articles of Incorporation require a separate vote, the Special Voting Shares will vote with the Common Stock as a single class.

Level Jump Colorado will send to the holders of Special Voting Shares the notice of each meeting at which Level Jump Colorado stockholders are entitled to vote, together with the related meeting materials, at the same time as Level Jump Colorado sends such notice and materials to the Level Jump Colorado stockholders. Level Jump Colorado will also send to the holders of Special Voting Shares copies of all information statements, interim and annual financial statements, reports and other materials sent by Level Jump Colorado to the Level Jump Colorado stockholders at the same time as such materials are sent to the Level Jump Colorado stockholders.

All rights of a holder of Special Voting Shares to exercise votes attached to the Special Voting Shares will cease upon the exchange, redemption or other cancellation of Exchangeable Shares for shares of Common Stock.

Dividend Rights of the Exchangeable Shares

Under the share provisions of the Exchangeable Shares, holders of Exchangeable Shares will be entitled to receive dividends which are intended, so far as possible, to be functionally and economically equivalent to those declared on Level Jump Colorado shares of Common Stock. The record date for the determination of the holders of Exchangeable Shares entitled to receive payment of, and the payment date for, any dividend declared on Exchangeable Shares shall be the same dates as the record date and payment date, respectively, for the corresponding dividend on Level Jump Colorado shares of Common Stock.

Retraction Rights of the Exchangeable Shares

Pursuant to the share provisions of the Exchangeable Shares, subject to applicable law and an overriding retraction call right of Level Jump Colorado described below, holders of Exchangeable Shares shall be entitled at any time to require thestockpage.com to retract any or all such Exchangeable Shares and to receive, for each Exchangeable Share, an amount equal to the market price of a share of Level Jump Colorado Common Stock, plus an additional amount equal to declared and unpaid dividends which shall be satisfied by Level Jump causing to be delivered to such holder one share of Level Jump Colorado Common Stock for each such Exchangeable Share and paying to such holder the amount in respect of declared and unpaid dividends.

Upon receipt of a retraction request, the stockpage.com shall immediately notify Level Jump Colorado of such request. Level Jump Colorado shall thereafter have two business days in which to notify thestockpage.com that it intends to exercise its overriding retraction call right to purchase all, but not less than all, of the Exchangeable Shares submitted by the holder thereof for retraction. The purchase price for each such Exchangeable Share purchased by Level Jump Colorado shall be an amount equal to the market price of a share of Common Stock, plus an additional amount equal to declared and unpaid dividends, and shall be satisfied by Level Jump Colorado causing to be delivered to such holder one share of Level Jump Colorado Common Stock for each such Exchangeable Share and paying to such holder the amount in respect of the declared and unpaid dividends.

Liquidation Exchange Rights related to the Exchangeable Shares

Pursuant to each Voting and Exchange Agreement, upon the occurrence and during the continuance of an Insolvency Event, with respect to thestockpage.com, a holder of Exchangeable Shares may require Level Jump Colorado to purchase any or all of the Exchangeable Shares held by the holder. Insolvency Event is defined to include (i) any insolvency or bankruptcy proceeding instituted by or against thestockpage.com, including any such proceeding under the Companies Creditors Arrangement Act (Canada) and the Bankruptcy and Insolvency Act (Canada), (ii) the admission in writing by the stockpage.com of its inability to pay its debts generally as they become due and (iii) the inability of thestockpage.com, as a result of solvency requirements of applicable law, to redeem any Exchangeable Shares tendered for retraction. Immediately upon the occurrence of an Insolvency Event or any event which may, with the passage of time or the giving of notice, become an Insolvency Event, thestockpage.com and/or Level Jump Colorado will give written notice thereof to the holders of Exchangeable Shares.

Level Jump Colorado is granted the overriding right, in the event of and notwithstanding the proposed voluntary or involuntary liquidation, dissolution or winding-up of thestockpage.com, to purchase all, but not less than all, of the Exchangeable Shares then outstanding and, upon the exercise by Level Jump Colorado of such right, the holders of Exchangeable Shares will be obligated to sell such shares to Level Jump Colorado. The purchase by Level Jump Colorado of all the outstanding Exchangeable Shares upon the exercise of such right will occur on the effective time of the voluntary or involuntary liquidation, dissolution or winding-up of thestockpage.com. The purchase price payable by Level Jump Colorado for each Exchangeable Share will be equal to the market price of a share of Level Jump Colorado common stock as of the last business day immediately prior to the effective time of such voluntary or involuntary liquidation, dissolution or winding up of thestockpage.com plus an additional amount equal to declared and unpaid dividends and shall be satisfied by Level Jump Colorado causing to be delivered to such holder one share of Level Jump Colorado Common Stock for each such Exchangeable Share and paying to such holder the amount in respect of declared and unpaid dividends.

If, as a result of solvency provisions of applicable law, thestockpage.com is unable to redeem all Exchangeable Shares specified in a retraction request and provided that Level Jump Colorado has not exercised its retraction call right with respect to such shares and the holder of Exchangeable Shares has not revoked the retraction request, the holder will be deemed to have exercised his right to require Level Jump Colorado to purchase the Exchangeable Shares and Level Jump Colorado will be required to purchase such shares from the holder in the manner set forth above.

Automatic Exchange Rights in the Event of the Insolvency of Level Jump Colorado Related to the Exchangeable Shares

Under each Voting and Exchange Agreement, in the event of the voluntary or involuntary liquidation, dissolution or winding-up of Level Jump Colorado, Level Jump Colorado will be required to purchase each outstanding Exchangeable Share for a purchase price equal to the market price of a share of Level Jump Colorado Common Stock as of the last business day immediately prior to the effectiveness of such voluntary or involuntary liquidation, dissolution or winding up of Level Jump Colorado, plus an additional amount equal to declared and unpaid dividends, which shall be satisfied by Level Jump Colorado causing to be delivered to such holder one share of Level Jump Colorado Common Stock for each such Exchangeable Share and paying to such holder the amount in respect of declared and unpaid dividends.

Certain Restrictions of the Exchangeable Shares

While any of the Exchangeable Shares are outstanding, and dividends thereon resulting from distribution by Level Jump Colorado are unpaid, thestockpage.com cannot, without the approval of the holders of two-thirds of the Exchangeable Shares obtained under Ontario Law, take any of the following actions:

O pay dividends on the common stock or other junior ranking shares, redeem, retract or purchase or make a capital distribution on the common stock or other junior ranking shares,

O redeem or purchase any other shares of thestockpage.com ranking equally with or junior to the Exchangeable Shares with respect to the payment of dividends, or

O issue any Exchangeable Shares or other equally Ranking shares, other than as required upon a dividend Or distribution by Level Jump Colorado.

Anti-dilution Rights of the Exchangeable Shares

The Exchangeable Shares are subject to adjustment as to number based upon changes in the capitalization of Level Jump Colorado, in the event of stock dividends or split-ups and are exchangeable into any securities into which the Common Stock of Level Jump Colorado is converted in connection with any merger or combination. In addition the Exchangeable Shares are entitled to receive the cash equivalent of any property distributed on the Common Stock of Level Jump Colorado or securities distributed in respect of the Common Stock of Level Jump Colorado.

Support Agreement Related to the Exchangeable Shares

Level Jump Colorado and thestockpage.com have entered into a Support Agreement. The Support Agreement provides that no dividends will be declared or paid on the Level Jump Colorado Common Stock unless thestockpage.com simultaneously declares and pays an economically equivalent dividend (after appropriate adjustments for currency translations) on the Exchangeable Shares. The Support Agreement also provides that Level Jump Colorado will do all things necessary to ensure that thestockpage.com will be able to make all payments on the Exchangeable Shares required in the event of the liquidation, dissolution or winding-up of thestockpage.com or the retraction of Exchangeable Shares by a holder.

The Support Agreement also provides that, without the prior approval of thestockpage.com and the holders of the Exchangeable Shares, Level Jump Colorado will not distribute additional Level Jump Colorado Common Stock or rights to subscribe therefor or other assets or evidences of indebtedness to all or substantially all holders of Level Jump Colorado common stock nor change the Level Jump Colorado Common Stock nor effect any reorganization or other transaction affecting the Level Jump Colorado Common Stock, unless the same or an economically equivalent distribution on, or change to, the Exchangeable Shares (or in the rights of the holders thereof) is made simultaneously.

The Support Agreement also provides that so long as there remain outstanding any Exchangeable Shares not owned by Level Jump Colorado or any of its affiliates, Level Jump Colorado will be and remain the direct or indirect beneficial owner of all outstanding shares of thestockpage.com other than the Exchangeable Shares.

With the exception of administrative changes for the purposes of adding covenants for the protection of the holder of the Exchangeable Shares, making certain necessary amendments or curing ambiguities or clerical errors (in each case provided that the board of directors of each of Level Jump Colorado and thestockpage.com is of the opinion that such amendments are not prejudicial to the interests of the holders of the Exchangeable Shares), the Support Agreement may not be amended without the approval of the holders of the Exchangeable Shares.

Level Jump Colorado has agreed that it will not, and it will cause its subsidiaries and affiliates not to, exercise any voting rights attached to Exchangeable Shares owned by it or any of its subsidiaries or affiliates on any matter considered at meetings of holders of Exchangeable Shares (including any approval sought from such holders in respect of matters arising under the Support Agreement).

Voting and Exchange Agreements Relating to the Exchangeable Shares

Level Jump Colorado and thestockpage.com have entered into a Voting and Exchange Agreement with each of Robert Landau and David Roff, pursuant to which each of Mr. Landau and Mr. Roff will be granted (i) voting rights with respect to matters presented to stockholders and (ii) rights relating to the exchange of Exchangeable Shares for shares of Common Stock.

Preference Shares

The Preference Shares of thestockpage.com include 5,000,000 issued and outstanding shares. These shares do not have any voting rights except as required by law, but they are entitled to receive notice of all meetings of the stockholders of thestockpage.com called to approve a termination of the company or sale of substantially all the assets. The Preference Shares are entitled to receive dividends, subject to the prior rights of the Exchangeable Shares, at the non-cumulative rate of 12% per annum of the redemption amount, currently CD$0.265 (US$0.1715) per share ("Redemption Amount"), when and as declared by the board of directors. The Preference Shares are subject to redemption by thestockpage.com, in whole or in part upon payment of the Redemption Amount and declared but unpaid dividends. In the event of a liquidation, dissolution or winding-up of thestockpage.com, subject to the rights of higher ranking shares, the Preference Shares are entitled to payment of the Redemption Amount prior to any payment in respect of junior ranking securities.

Purchase of Level Jump Colorado

On October 20, 1999, the board of directors of Level Jump (at the time Caldera Corporation) entered into an Agreement and Plan of Exchange with Level Jump Colorado, which was consummated on October 28, 1999 whereby Level Jump issued 5,087,500 shares of Common Stock in exchange for all 3,700,000 shares of common stock of Level Jump Colorado. As part of the transaction, the board of directors of Level Jump Colorado were appointed to the board of directors of Level Jump and former directors resigned from the board of directors. In addition, the former officers offered for sale and sold to a number of persons including Mr. Landau and Mr. Roff, additional shares of Common Stock in a separate transaction. In this transaction, Mr. Landau acquired 780,573 shares of Common Stock and Mr. Roff acquired 526,000 shares of Common Stock.

In addition, the Company agreed to assume certain other obligations of Level Jump Colorado to issue shares of Common Stock that could result in the issuance of 5,912,500 Shares under Exchangeable Share agreements and 2,750,000 Shares under a Performance Equity Plan.

On January 31, 2000, Level Jump Colorado was merged with and into the Company. Under the Plan of Merger, the Company assumed the obligations of Level Jump Colorado, including those under the various agreements relating to the Exchangeable Shares and issued Class A Preferred Stock and Class B Preferred Stock in exchange for the outstanding preferred stock of Level Jump Colorado and the rights of Level Jump Colorado were transferred to Level Jump.

Loans to/from Related Parties

The Company or its subsidiaries may lend funds to directors and officers. At December 31, 1999, the Company had loans outstanding to related parties of $218,517 down from $780,694 the year prior. These loans are unsecured, require no interest payments, and have set maturity dates. In the past, the Company has extended the maturity dates and may continue to do so.

The Company or its subsidiaries may borrow funds from related parties. At December 31, 1999, the Company had no borrowings outstanding from related parties. At December 31, 1998, the Company had borrowed $58,030 from Rolling Capital Corporation, a company that owned by the officers and directors of thestockpage.com. The amount was repaid by the Company in 1999.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits Filed.

               See  Exhibit Index appearing later in this Report.

          (b)  Reports on Form 8-K.

               Form 8-K dated November 4, 1999. Disclosure required by Item 1,
               Item 2, and Item 7 for the reverse acquisition of Caldera Corporation by Level Jump Financial Group, Inc. (Colorado).

               Form 8-K/A dated November 8, 1999. Amendment to Item 7 exhibits filing the 1999 Performance Equity Plan.

               Form 8-K dated November 15, 1999. Disclosure required by Item 4 of Form 8-K for the change of independent accountant from Andersen, Andersen & Strong to BDO Dunwoody, LLP.

               Form 8-K/A dated December 17, 1999. Disclosure required by Item 7 of the audited financial statements of Level Jump Financial Group, Inc. for the nine months ended September 30, 1999, the year ended December 31, 1998 and for the period from inception to December 31, 1997 and pro forma (Colorado) for the nine months ended September 30, 1999 and the year ended December 31, 1998.

               Form 8-K dated January 21, 2000. Copy of press release announcing the execution of the acquisition agreement for the purchase of Southland Securities Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEVEL JUMP FINANCIAL GROUP, INC.
                                      (Registrant)

Dated:   March 20, 2000
                                          /s/ Robert Landau
                                      By: ____________________________________
                                          Name: Robert Landau
                                          Title:  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Title                                   Date
----                                    -----                                   ----
/s/ Robert Landau                       President and Director                  March 20, 2000
-----------------
Robert Landau

/s/ David Roff                          Treasurer and Director                  March 20, 2000
--------------
David Roff

/s/ Brice Scheschuk                     Secretary and Director                  March 20, 2000
-------------------
Brice Scheschuk                         (Principal Financial and
                                        Accounting Officer)

/s/ Glen Akselrod                       Director                                March 20, 2000
-----------------
Glen Akselrod

                                  EXHIBIT INDEX

                                                                       Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                            from Document          Document         Filings
------         -----------                                            -------------          --------         -------
3.1            Amended and Restated Certificate of                          --                  --             Filed
               Incorporation                                                                                  Herewith
3.2            Amendment to Amended and Restated                            --                  --             Filed
               Certificate of Incorporation                                                                   Herewith
3.3            By-Laws                                                      A                   --
4.1            Form of Common Stock Certificate                             A                   --
4.2            Voting Agreement between ZDG Holdings                        B                  4.1
               Inc. and Brice Scheschuk, dated October
               26, 1999 relating to 252,000 (183,272)
               shares of Common Stock.
4.3            Voting Agreement between ZDG Holdings                        B                  4.2
               Inc. and Glen Akselrod, dated October 26,
               1999 relating to 252,000 (183,272) shares
               of Common Stock

4.4            Voting Agreement between David Roff and                      B                  4.3
               Brice Scheschuk, dated October 26, 1999
               relating to 168,000 (122,181) shares of
               Common Stock.
4.5            Voting Agreement between David Roff and                      B                  4.4
               Glen Akselrod, dated October 26, 1999
               relating to 168,000 (122,181) shares of
               Common Stock.
4.6            Option Agreement between ZDG Holdings                        B                  4.5
               Inc. and Brice Scheschuk, dated October

               26, 1999 relating to 252,000 (183,272)
               shares of Common Stock

4.7            Option Agreement between ZDG Holdings                        B                  4.6
               Inc. and Glen Akselrod, dated October 26,
               1999 relating to 252,000 (183,272) shares
               of Common Stock

4.8            Option Agreement between David Roff and                      B                  4.7
               Brice Scheschuk, dated October 26, 1999
               relating to 168,000 (122,181) shares of
               Common Stock

4.9            Option Agreement between David Roff and                      B                  4.8
               Glen Akselrod, dated October 26, 1999
               relating to 168,000 (122,181) shares of
               Common Stock

4.10           Voting and Exchange Agreement among                          B                  4.9
               thestockpage.com inc., Level Jump and
               Robert Landau

                                                                       Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                            from Document          Document         Filings
------         -----------                                            -------------          --------         -------
4.11           Voting and Exchange Agreement among                          B                  4.10
               thestockpage.com inc.,  Level Jump and
               David Roff
4.12           Support Agreement between Level Jump                         B                  4.11
               and thestockpage.com inc.
10.1           Employment Agreement between Level                           B                  10.1
               Jump and Mr. Robert Landau
10.2           Employment Agreement between Level                           B                  10.2
               Jump and Mr. David Roff
10.3           Performance Equity Plan of Level Jump                        C                  10.3
               Financial Group, Inc. dated May 1, 1999
10.4           Articles of Merger Level Jump Financial                      --                  --             Filed
               Group, Inc. (Colorado) and Level Jump                                                          Herewith
               Financial Group, Inc. (Florida)
10.5           Amending Agreement to Voting and                             --                  --             Filed
               Exchange Agreement dated June 1, 1999                                                          Herewith
               among Registrant, thestockpage.com inc.
               and ZDG Holdings

10.6           Amending Agreement to Voting and                             --                  --             Filed
               Exchange Agreement dated June 1, 1999                                                          Herewith
               among Registrant, thestockpage.com inc.
               and David Roff

10.7           Amending Agreement to Support                                --                  --             Filed
               Agreement dated June 1, 1999                                                                   Herewith
10.8           Amendment to Robert Landau Employment                        --                  --             Filed
               Agreement                                                                                      Herewith
10.9           Amendment to David Roff Employment                                                              Filed
               Agreement                                                                                      Herewith
21.1           Subsidiaries of Registrant                                   --                  --             Filed
                                                                                                              Herewith

27             Financial Data Schedule                                      --                  --             Filed
                                                                                                              Herewith

99.1           Statement of Risk Factors                                    --                  --             Filed
                                                                                                              Herewith

---------------------

A.       Registrant's Registration Statement on Form 10 (File No. 0-27728).

A.       Registrant's Form 8-K filed November 4, 1999.

B.       Registrant's Form 8-K/A filed November 8, 1999.