Form 10QSB
period 2000-03-31
LEVEL JUMP FINANCIAL GROUP INC
filed 2000-05-15
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission File number 1-12023


                        Level Jump Financial Group, Inc.
             (Exact Name of registrant as specified in its charter)


                Florida                                           N/A
----------------------------------------                 --------------------
(State or other jurisdiction of                          I.R.S. Employer ID No.
incorporation or organization)

                            30 Broad Street, 28th Floor
                            New York, New York 10004
                     ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 344-5867
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES     X          NO  ______


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES ____   NO. ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 28, 2000, 8,061,500 shares of the Issuer's Common Stock were outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Level Jump Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These interim condensed consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                              Level Jump Financial Group, Inc.
                                         Condensed Consolidated Balance Sheets
                                                                   (Unaudited)

                                                                                              Mar. 31,       Dec. 31,
                                                                                                2000           1999
     --------------------------------------------------------------------------------- ----------------- ----------------
 Assets
 Current
    Cash and cash equivalents                                                               $   410,089   $    19,426
    Investments in marketable securities                                                      1,374,233     2,172,389
    Accounts receivable, net of allowances
        (2000 - $439,787, 1999 - $210,099)                                                       36,444       290,944
    Prepaid expenses and deposits                                                               441,520        45,984
    Deferred income taxes                                                                        33,197        71,474
    Due from related parties                                                                    218,517       218,517
                                                                                            -----------   -----------
                                                                                              2,514,000     2,818,734

Investments in marketable securities                                                            321,032       321,032
Fixed assets                                                                                    194,550        42,556
Deferred income taxes                                                                            31,593        16,179
                                                                                            -----------   -----------

                                                                                            $ 3,061,175   $ 3,198,501
-----------------------------------------------------------------------------------------   -----------   -----------
Liabilities and Shareholders' Equity
Current
    Accounts payable                                                                        $   102,688   $    65,657
    Accrued liabilities                                                                         131,790        16,306
    Bank loan                                                                                   300,000       500,000
    Obligations under capital lease (Note 4)                                                     11,905          --
    Deferred income taxes                                                                       269,557       454,070
    Deferred revenues                                                                            17,084       130,534
    Income taxes payable                                                                        567,182       628,453
                                                                                            -----------   -----------
                                                                                              1,400,206     1,795,020

Deferred lease inducements                                                                        7,055         8,443
Obligations under capital lease (Note 4)                                                         73,992          --
                                                                                            -----------   -----------
                                                                                                 81,047         8,443
                                                                                            -----------   -----------
                                                                                              1,481,253     1,803,463
                                                                                            -----------   -----------
Shareholders' equity
    Share capital
      Authorized
        4,999,998 Preferred shares, $.0025 par value
        1 Preferred share, class A, $.0025 par value
        1 Preferred share, class B, $.0025 par value
        200,000,000 Common shares, $.0025 par value
      Issued
        1 Preferred share, class A, $.0025 par value                                                 --            --
        1 Preferred share, class B, $.0025 par value                                                 --            --
        8,061,500 Common shares (Note 2) (1999 - 7,863,500)                                      20,154        19,659
    Par value in excess of capital                                                              530,586       (16,419)
    Retained earnings                                                                           462,259       518,351
    Accumulated other comprehensive income (appreciation of investments)                        566,923       873,447
                                                                                            -----------   -----------
                                                                                              1,579,922     1,395,038
                                                                                            -----------   -----------

                                                                                            $ 3,061,175   $ 3,198,501
-----------------------------------------------------------------------------------------   -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               Level Jump Financial Group, Inc.
                                Condensed Consolidated Statements of Operations
                                                                     (Unaudited)

                                                               For the          For the
                                                                 Three            Three
                                                          Months Ended     Months Ended
                                                          Mar. 31, 2000   Mar. 31, 1999
     --------------------------------------------------- --------------- ----------------
Revenue                                                   $   115,602       $   495,804

Cost of revenues                                              116,986            88,935
                                                          -----------       -----------

Gross profit (loss)                                            (1,384)          406,869
                                                          -----------       -----------

Operating expenses
    Sales and marketing                                        64,507            22,621
    Product development                                          --               9,451
    General and administration                                593,303           208,632
                                                          -----------       -----------
                                                             657,810            240,704
                                                          -----------       -----------

Income (loss) from operations                               (659,194)           166,165

Investment income                                            569,247            205,100
                                                          -----------       -----------

Income (loss) before income taxes                            (89,947)           371,265

Provision (recovery) for income taxes                        (33,855)           132,717
                                                          -----------       -----------

Net income (loss) for the period (Note 1)                 ($  56,092)      $    238,548
-------------------------------------------------------   -----------       -----------

Basic and diluted earnings (loss) per share (Note 3)      ($    0.01)      $       0.06

Shares used in per share
    calculation - basic and diluted                        7,982,167          3,700,000



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              Level Jump Financial Group, Inc.
                               Condensed Consolidated Statements of Cash Flows
                                                                   (Unaudited)

                                                                                 For the        For the
                                                                                   Three          Three
                                                                            Months Ended   Months Ended
                                                                           Mar. 31, 2000   Mar. 31, 1999
-------------------------------------------------------------------------- -------------   -------------
Cash flows from operating activities

    Net income (loss)                                                         ($ 56,092)      $ 238,548
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operations
           Amortization                                                           6,902           2,879
           Bad debts                                                            229,688              --
           Deferred income taxes                                                 37,618          16,739
           Realized capital gains                                              (579,751)       (199,413)
           Fees satisfied by securities                                            --          (375,804)
           Consulting and compensation
               expenses satisfied by securities                                 102,500          36,975
        Changes in assets and liabilities
           Accounts receivable, net                                              24,812        (288,718)
           Prepaid expenses and deposits                                        (75,536)            178
           Accounts payable                                                      37,031         101,733
           Accrued liabilities                                                  115,484        (304,479)
           Deferred revenues                                                   (113,450)             --
           Income taxes                                                         (61,271)        117,779
           Deferred lease inducements                                            (1,388)             --
                                                                              -----------     ---------

                                                                               (333,453)       (653,583)
                                                                              -----------     ---------
Cash flows from investing activities
    Due from related parties                                                         --         401,140
    Purchases of fixed assets                                                   (72,199)         (9,243)
    Acquisition of Southland Securities Corporation                            (200,000)             --
    Investment in Southland Securities Corporation                             (120,000)             --
    Proceeds from sale of marketable securities                                 872,115         314,786
                                                                              -----------     ---------

                                                                                479,916         706,683
                                                                              -----------     ---------
Cash flows from financing activities
    Due to related parties                                                           --         (40,119)
    Repayment of bank loan                                                     (200,000)             --
    Repayment of obligations under capital lease                                   (800)             --
    Proceeds from issuance of common shares                                     445,000              --
                                                                              -----------     ---------

                                                                                244,200         (40,119)
                                                                              -----------     ---------
Net increase in cash and cash
    equivalents during the period                                               390,663          12,981

Cash and cash equivalents, beginning
    of period                                                                    19,426           5,658
                                                                              -----------     ---------

Cash and cash equivalents, end of period                                      $ 410,089       $  18,639
---------------------------------------------------------------------------   -----------     ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              Level Jump Financial Group, Inc.
                               Condensed Consolidated Statements of Cash Flows
                                                                   (Unaudited)


                                                                                 For the        For the
                                                                                   Three          Three
                                                                            Months Ended   Months Ended
                                                                           Mar. 31, 2000   Mar. 31, 1999
-------------------------------------------------------------------------- -------------   -------------
Supplementary schedule of non-cash investing and
    financing activities:

    Marketable securities received for services not rendered
        (included in accrued liabilities)                                            -         125,000
    Marketable securities payable on share exchange (included in
        accrued liabilities)                                                         -        (180,000)
    Deferred taxes on unrealized gains (losses) of marketable
        securities                                                              240,047         12,127
    Obligations under capital lease                                              85,897              -
--------------------------------------------------------------------------- ------------   -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              Level Jump Financial Group, Inc.
                                    Summary of Significant Accounting Policies
                                                                   (Unaudited)

March 31, 2000 and 1999
-------------------------------------------------------------------------------


Nature of      Level Jump Financial Group, Inc. (the "Company") is developing an
Business and   Internet financial portal and on-line financial services web
Basis of       site. The Company, through its wholly-owned subsidiary
Presentation   thestockpage.com inc., offers financial public relations services to publicly traded or listed companies.

               On October 28, 1999, Caldera Corporation ("Caldera") acquired all of the issued and outstanding common shares of the Company and agreed to assume certain obligations with respect to issuing additional common shares under exchangeable share agreements and a performance equity plan and issuing preferred shares under a voting agreement. In exchange for the issued and outstanding common stock of the Company, the shareholders of the Company were issued common shares of Caldera in a number that gave the shareholders of the Company control of Caldera. In addition, at the time of the transaction, the board of directors of Caldera resigned and the officers and directors of the Company were appointed to the board of directors of Caldera. In January, 2000, Caldera Corporation's name was formally changed to Level Jump Financial Group, Inc.

               On January 31, 2000, the board of directors of the Company passed a resolution to merge the Company into Level Jump Financial Group, Inc. (previously Caldera Corporation). On February 14, 2000, the state of Colorado accepted the merger and the Company ceased to exist. All obligations of the Company were assumed by Level Jump Financial Group, Inc. (previously Caldera Corporation). Going forward, all references to the Company in these financial statements are to Level Jump Financial Group, Inc. (previously Caldera Corporation).

               The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

               The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Level Jump Asset Management, Inc., Level Jump Financial Group (Canada), Inc., and thestockpage.com inc.

               These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Recent         In June 1998, the Financial Accounting Standards Board ("FASB")
Accounting     issued Statement of Financial Accounting Standards 133 ("SFAS
Standards      133"), "Accounting for Derivative Instruments and Hedging
               Activities". SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
               (ii) the earnings' effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the standard and has not determined the impact on the financial results or condition of the Company.

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

                                              Level Jump Financial Group, Inc.
                           Notes to Condensed Consolidated Financial Statements
                                                                    (Unaudited)

March 31, 2000 and 1999
-------------------------------------------------------------------------------

1.  Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows:

                                             Three Months         Three Months
                                                    Ended                Ended
                                                 Mar. 31,             Mar. 31,
                                                     2000                 1999
                                             ---------------------------------
  Comprehensive income
      Net income (loss)                       ($56,092)             $238,548
      Net unrealized gain (loss) on
          securities, (net of
          reclassification adjustment)        (306,524)             (34,443)
                                             --------------------------------

                                             ($362,616)             $204,105
                                            ---------------------------------

------------------------------------------------------------------------------

2.   Shareholders' Equity

     On January 24, 2000, the Company issued 178,000 common shares at a price per share of $2.50 for total proceeds of $445,000.

     On January 24, 2000, the Company issued 20,000 common shares as compensation for a consulting agreement for investor relations and financial advisory services. The contract is for a term of nine months and the Company is recognizing consulting expenses of $102,500 during the term of the contract.

------------------------------------------------------------------------------

3.   Earnings per Share

     For the three months ending March 31, 2000, the number of shares used for basic and diluted loss per share are the same because the inclusion of common stock equivalents would be antidilutive.

     For the three months ending March 31, 1999, the company had no common stock equivalents.

                                              Level Jump Financial Group, Inc.
                           Notes to Condensed Consolidated Financial Statements
                                                                    (Unaudited)
March 31, 2000 and 1999
-------------------------------------------------------------------------------

4.   Capital Leases

     The Company entered into a capital lease that commenced on March 8, 2000 for certain fixed assets including leasehold improvements, furniture and fixtures, computer equipment and software. The lease is for a term of five years and gives the Company the option to purchase the fixed assets at the end of the lease term for $10. The following is a schedule of future minimum payments under capital leases and obligations under capital leases (present value of future minimum rentals) as of March 31, 2000:

                                                                      Mar. 31,
                                                                          2000
                                                           --------------------

    2001                                                              26,278
    2002                                                              26,278
    2003                                                              26,278
    2004                                                              26,278
    2005                                                              24,673
                                                           --------------------

    Total minimum lease payments                                     129,803

    Less amount representing interest                                 43,906
                                                           --------------------

    Total obligations under capital leases                            85,897

    Less current maturities of obligations under
     capital leases                                                   11,905
                                                           --------------------

    Obligations under capital leases payable after one year          $73,992
                                                           --------------------

    The following is a schedule of the fixed asset balances under capital leases as of March 31, 2000:

                                                                      Mar. 31,
                                                                          2000
                                                           --------------------

    Leasehold improvements                                             7,325
    Furniture and fixtures                                            61,532
    Computers and equipment                                            7,097
    Software                                                          10,743
                                                           --------------------

                                                                      86,697

    Less: Accumulated amortization                                         -
                                                          --------------------

                                                                     $86,697
                                                           --------------------

                                              Level Jump Financial Group, Inc.
                           Notes to Condensed Consolidated Financial Statements
                                                                    (Unaudited)
March 31, 2000 and 1999
-------------------------------------------------------------------------------

5.   Commitments and Contingencies

     A subsidiary of the Company and its management are involved in a dispute with a third party regarding failed negotiations between the subsidiary of the Company and its management to sell an interest in the subsidiary of the Company to the third party. Claims and counterclaims have been filed by the subsidiary of the Company and the third party respectively. Management believes the claims are without merit, and does not believe that the Company's potential exposure related to this matter would have a material adverse effect on the Company's financial position.

     A subsidiary of the Company has filed a claim against a previous client for failure to make complete payment for performance under a contract. The previous client has filed a counterclaim seeking damages for breach of contract and interference in economic relations. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the counterclaim is without merit, and intends to defend against it vigorously.

     Management is not currently aware of any other legal proceeds or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

-------------------------------------------------------------------------------

6.   Subsequent Events

     On April 3, 2000, Level Jump completed its purchase of Southland Securities Corporation ("Southland"), a National Association of Securities Dealers registered broker/dealer. The purchase price for the transaction was $10,000 paid on January 3, 2000, $190,000 paid at the time of close and $150,000 to be paid pending the outcome of two arbitrations in which Southland is a defendant. The $150,000 will be reduced by the amount, if any, that Southland is required to pay upon settlement/completion of the arbitrations. On April 7, 2000, the Company changed the name of Southland to Level Jump Trading, Inc.

     As part of the purchase agreement, the previous owner of Southland agreed to clear out all securities inventory positions and repatriate all but $120,000 of the capital of Southland to its parent company. At the time of closing, Level Jump paid the previous owner of Southland $120,000 for the capital remaining in Southland and invested an additional $150,000 in equity capital in Southland.

     The acquisition of Southland by the Company will be accounted for using the purchase method.

ITEM 2.  Management's Discussion and Analysis

When used in this Form 10-QSB and in future filings by Level Jump with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "Level Jump expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Level Jump has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction

Level Jump Financial Group, Inc. is a Florida corporation that was incorporated on January 8, 1980 with the name Skyfreight, Inc. On September 9, 1994 the name was changed to Caldera Corporation Inc. and then on September 6, 1996 to Caldera Corporation and then in early January 2000 to Level Jump Financial Group, Inc. From 1980 until 1986 the Company was engaged in the air freight business in Miami, Florida. During 1994, the Company acquired options to purchase gold mining leases located in Chile and in Alaska and on April 26, 1997 the leases were transferred to Au International Inc. (a related party) in exchange for the assumption of all the Company's liabilities. From April 1997 until October 1999, the Company had no business operations.

On October 20, 1999, the board of directors of the Company (at the time Caldera Corporation) entered into an Agreement and Plan of Exchange with Level Jump Financial Group, Inc. ("Level Jump Colorado"), a Colorado corporation, which was consummated on October 28, 1999 whereby the Company issued 5,087,500 shares of Common Stock in exchange for all 3,700,000 shares of common stock of Level Jump Colorado. In addition, the Company agreed to assume obligations of Level Jump Colorado to issue shares of Common Stock that could result in the issuance of 5,912,500 Shares under exchangeable share agreements and 2,750,000 Shares under a Performance Equity Plan. As part of the transaction, the board of directors of Level Jump Colorado were appointed to the board of directors of the Company and former directors of the Company resigned from the board of directors. Prior to the Company's acquisition of Level Jump Colorado, the Company had no significant operations. The transaction was accounted for as an issuance of stock by the Company for the net assets of Level Jump Colorado, accompanied by a recapitalization. Level Jump Colorado's assets were recorded at carryover basis and no goodwill was recorded from the transaction. Level Jump Colorado's historical financial statements became those of the Company. On January 31, 2000, the Company completed a reorganization whereby Level Jump Colorado was merged into the Company and all obligations of Level Jump Colorado were assumed by the Company.

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

Level Jump provides financial public relations services through its wholly owned subsidiary, thestockpage.com. Through its wholly owned subsidiary, Level Jump Asset Management, Inc., a Delaware corporation, Level Jump provides financial consulting services. On April 3, 2000, Level Jump acquired Southland Securities Corporation, a Texas incorporated broker/dealer registered with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD").

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

For the three months ended March 31, 2000, revenues decreased by 77% to $115,602 from $495,804 for the prior comparable period. For the three months ended March 31, 2000, thestockpage.com did not sign any new clients for its financial public relations service or traditional investor relations service. thestockpage.com focused on moving offices and expanding infrastructure to better meet client needs. For the three months ended March 31, 1999, thestockpage.com signed up and performed its financial public relations services for two clients. Management of thestockpage.com are aggressively pursuing a number of prospects for financial public relations services, however, they have not yet closed any new sales. With the purchase of Southland Securities Corporation (now Level Jump Trading, Inc.), management expects to diversify its revenues to include brokerage commissions and trading gains/losses. Revenue has been generated in Level Jump Trading, Inc. from April 3, 2000.

The Company's gross profit as a percentage of revenues decreased to a deficit of 1% for the three months ended March 31, 2000 from 82% for the prior comparable period. This decrease is attributable to increases in direct costs necessary to complete a client's financial public relations campaign and direct, fixed salaries.

Operating expenses for the three months ended March 31, 2000 were $657,810, an increase from $240,704 in the prior comparable period. Sales and marketing expenses increased to $64,507 from $22,621 for the prior comparable period. This increase is attributable to preliminary advertising to enhance Level Jump's profile in the investment community and among prospective clients. Product development costs decreased to $0 from $9,451 for the prior comparable period. General and administration costs increased to $593,303 from $208,632. This increase is attributable to an allowance for doubtful accounts of $229,688, financial public relations expenses for Level Jump of $28,472, increases in staff salaries, rent expense due to expansion into New York, market research for the financial portal, professional fees, and interest on unpaid taxes. Partially offsetting this increase was a decrease in management compensation to $28,890 from $118,564 in the prior comparable period. The decrease is attributable to a decision by management and the board of directors to reduce current compensation to reduce cash outflows while the Company is growing.

For the three months ended March 31, 2000, investment income increased to $569,247 from $205,100 in the prior comparable period. Investment income is primarily comprised of capital gains on the sales of securities. Realized gains are dependent on market and company specific conditions and can vary dramatically from quarter to quarter and year to year. In the three months ended March 31, 2000, thestockpage.com realized substantial gains from two clients that experienced increases in stock prices since thestockpage.com began holding the securities.

For the three months ended March 31, 2000, the Company's net loss was $56,092 as compared to net income of $238,548 for the prior comparable period.

Liquidity and Capital Resources

At March 31, 2000, the Company had net working capital of $1,113,794. The Company's principal sources of liquidity include cash and cash equivalents, short-term investments in marketable securities, and amounts due from related parties.

On October 19, 1999, thestockpage.com obtained a $500,000 demand bank loan from a Canadian financial institution. The loan provides for a variable interest rate equal to the bank's U.S. base rate (similar to U.S. prime rate) plus 2.0% which equaled 11% combined at December 31, 1999. Interest on the loan is to be paid monthly. A balloon principal payment of $200,000 was made on February 28, 2000 and principal payments of $5,556 per month thereafter are to be made through to maturity on September 30, 2004. The bank loan is specifically collateralized by long-term investments with a book value of $226,950 and a fair market value of $1,043,970 at March 31, 2000. The bank loan is secured by a general security agreement providing a first charge over accounts receivable, inventory and equipment. The bank loan agreement allows the bank to sell collateralized investments to retire the bank loan when the investments become eligible for resale if the stock price of the collateralized investments falls below $5.00 per share.

At March 31, 2000, the Company and its subsidiaries have current income taxes payable of $567,182. This balance is payable by thestockpage.com and arises because thestockpage.com receives restricted securities that it recognizes as revenues for tax purposes when received but are not sold for periods exceeding one year from the date of receipt. thestockpage.com anticipates paying this liability as long-term investments come off restriction and can be monetized.

The Company has a $333,453 deficit in cash from operating activities for the three months ending March 31, 2000 compared to a deficit of $653,583 for the comparable prior period. The increase in cash generated from operations during the three months ending March 31, 2000 is primarily due to bad debts, decreases in accounts receivable and fees satisfied by securities and increases in accrued liabilities. Offsetting these amounts was a decrease in deferred revenue and income taxes.

Net cash of $479,916 was generated by investing activities for the three months ending March 31, 2000 due to sales of marketable securities of $872,115 that significantly exceeded purchases of fixed assets of $72,199, acquisition of Southland of $200,000 and investment in Southland of $120,000. In the comparable prior period, net cash of $706,683 was generated by investing activities primarily due to the proceeds from sales of marketable securities of $314,786 and the decrease in amounts due from related parties of $401,140.

Net cash of $244,200 was generated by financing activities for the three months ending March 31, 2000 due to issuance of common shares of $445,000 which was partially offset by repayment of the bank loan of $200,000. In the comparable prior period, a net deficit of $40,119 was caused by a decrease in due to related parties.

The Company expects to fund short-term operations and other cash expenditures through the use of available cash, sales of marketable securities, and possible new equity sources. Over the long-term, management believes that to realize its business plan, the Company will need to raise significant external financing. If these funds are not raised, the Company will have to scale back the implementation of its on-line financial services strategy.

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

                           Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On January 26, 2000, thestockpage.com commenced a proceeding in Ontario Superior Court of Justice, Toronto, Ontario against D.C.H. Technologies Inc. to collect amounts owing pursuant to a Consulting Agreement relating to services performed in 1998. The action alleges that the balance of 100,000 shares of common stock owing to thestockpage.com pursuant to the Consulting Agreement, which was due and payable one week after DCH became fully reporting with the SEC on or about October 4, 1999, has not yet been remitted. The claim seeks specific performance of delivery of 100,000 shares of common stock, or alternatively CDN$1,500,000 in damages for breach of contract, as well as attorney fees. On March 7, 2000, DCH filed a Statement of Defence and Counterclaim. The Counterclaim alleges that thestockpage.com breached its contract with DCH and seeks damages of US$5,000,000 for breach of contract and US$10,000,000 for deliberate interference in economic relations. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. thestockpage.com believes the counterclaim filed by DCH is without merit and intends to defend against it vigorously.

ITEM 2.  Changes in Securities

Sales of Unregistered Securities

On January 24, 2000, the Company issued 178,000 common shares to four individuals at a price per share of $2.50 for total proceeds of $445,000. The common shares were issued pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended and are restricted securities.

On January 24, 2000, the Company issued 20,000 common shares to Weil Consulting as compensation for a consulting agreement for investor relations and financial advisory services. The common shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended and are restricted from resale. The Company is recognizing consulting expenses of $102,500 over the term of the contract.

On April 13, 2000, the Company issued 186,000 common shares to two individuals at a price per share of $1.00 for total proceeds of $186,000. The common shares were issued pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended and are restricted securities. The Company paid a commission of $8,000 and issued 2,000 common shares to a finder for assistance in raising $100,000 of the $186,000.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On April 3, 2000, Level Jump completed its purchase of Southland Securities, a NASD registered broker/dealer. The purchase price for the transaction was $10,000 paid on January 3, 2000, $190,000 paid at the time of close and $150,000 to be paid pending the outcome of two arbitrations that Southland is a defendant. The $150,000 will be reduced by the amount, if any, that Southland is required to pay upon settlement/completion of the arbitrations. On April 7, 2000, the Company changed the name of Southland to Level Jump Trading, Inc.

As part of the purchase agreement, the previous owner of Southland agreed to clear out all securities inventory positions and repatriate all but $120,000 of the capital of Southland to its parent company. At the time of closing, Level Jump paid the previous owner of Southland $120,000 for the capital remaining in Southland and invested an additional $150,000 in equity capital in Southland.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Filed.

         None.

(b)      Reports on Form 8-K.

         Form 8-K dated January 21, 2000. Copy of press release announcing the execution of the acquisition agreement for the purchase of Southland Securities Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act o 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  May 12, 2000                   Level Jump Financial Group, Inc.


                                        By:   /s/ Robert Landau
                                            -----------------------------
                                             Robert Landau
                                             President

                                        By:   /s/ David Roff
                                            -----------------------------
                                              David Roff
                                              Treasurer

                                        By:    /s/ Brice Scheschuk
                                            -----------------------------
                                              Brice Scheschuk
                                              Secretary
                                             (Principal Financial and
                                              Accounting Officer)