Form 10QSB
period 2000-06-30
LEVEL JUMP FINANCIAL GROUP INC
filed 2000-08-11
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2000, 8,249,500 shares of the Issuer's Common Stock were outstanding.

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements of Level Jump Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These interim condensed consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                                                                   Level Jump Financial Group, Inc.
                                                                              Condensed Consolidated Balance Sheets
                                                                                                        (Unaudited)
                                                                                                       Jun. 30,         Dec. 31,
                                                                                                           2000             1999
     ------------------------------------------------------------------------------------------- --------------- ----------------
     Assets
     Current
              Cash and cash equivalents                                                                $436,467          $19,426
              Deposits with clearing broker                                                             336,589         -
              Receivable from clearing broker                                                            56,982         -
              Investments in marketable securities                                                      196,505        2,172,389
              Accounts receivable, net of allowances (2000 - $439,787, 1999 - $210,099)                  47,867          290,944
              Prepaid expenses and deposits                                                              94,105           45,984
              Deferred income taxes                                                                      85,405           71,474
              Due from related parties                                                                   42,262          218,517
                                                                                                 --------------- ----------------
                                                                                                      1,296,182        2,818,734

     Investments                                                                                        240,799          321,032
     Fixed assets                                                                                       239,588           42,556
     Deferred income taxes                                                                               16,980           16,179
     Goodwill                                                                                           329,957         -
                                                                                                 --------------- ----------------
                                                                                                     $2,123,506       $3,198,501
     ------------------------------------------------------------------------------------------- --------------- ----------------
     Liabilities and Shareholders' Equity
     Current
              Payable to clearing broker                                                               $146,019         -
              Securities sold, not yet purchased, at market value                                        53,182         -
              Accounts payable                                                                          125,427           65,657
              Accrued liabilities                                                                        29,594           16,306
              Bank loan                                                                                 300,000          500,000
              Obligations under capital lease                                                            12,226         -
              Deferred income taxes                                                                      17,971          454,070
              Deferred revenues                                                                           2,000          130,534
              Income taxes payable                                                                      579,216          628,453
                                                                                                 --------------- ----------------
                                                                                                      1,265,635        1,795,020

     Deferred lease inducements                                                                           5,299            8,443
     Obligations under capital lease                                                                     69,440         -
                                                                                                 --------------- ----------------
                                                                                                         74,739            8,443
                                                                                                 --------------- ----------------
                                                                                                      1,340,374        1,803,463
                                                                                                 --------------- ----------------
     Shareholders' equity
              Share capital
                Authorized
                       4,999,998 Preferred shares, $.0025 par value
                       1 Preferred share, class A, $.0025 par value
                       1 Preferred share, class B, $.0025 par value
                       200,000,000 Common shares, $.0025 par value
                Issued
                       1 Preferred share, class A, $.0025 par value                                    -                -
                       1 Preferred share, class B, $.0025 par value                                    -                -
                       8,249,500 Common shares (Note 2) (1999 - 7,863,500)                               20,624           19,659
              Par value in excess of capital                                                            708,116         (16,419)
              Retained earnings                                                                         203,269          518,351
              Accumulated other comprehensive income (loss) appreciation of investments               (148,877)          873,447
                                                                                                 --------------- ----------------
                                                                                                        783,132        1,395,038
                                                                                                 --------------- ----------------
                                                                                                     $2,123,506       $3,198,501
     ------------------------------------------------------------------------------------------- --------------- ----------------

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

                                                                                     Level Jump Financial Group, Inc.
                                                                      Condensed Consolidated Statements of Operations
                                                                                                          (Unaudited)

                                                                                         For the              For the
                                                                                           Three                Three
                                                                                    Months Ended    Months Ended Jun.
                                                                                   Jun. 30, 2000             30, 1999
          -----------------------------------------------------------------------------------------------------------------
            Revenue
              Commissions                                                                $40,768           -
              Trading                                                                    135,375           -
              Investment banking                                                      -                    -
              Investor relations                                                          33,832             $467,739
                                                                             -------------------- --------------------

                                                                                         209,975              467,739

          Cost of revenues                                                                82,645              154,724
                                                                             -------------------- --------------------

          Gross profit                                                                   127,330              313,015
                                                                             -------------------- --------------------

          Operating expenses
              Sales and marketing                                                         26,259               32,471
              Product development                                                     -                         1,029
              General and administration                                                 605,008              172,551
              Amortization of goodwill                                                    17,366
                                                                             -------------------- --------------------

                                                                                         648,633              206,051
                                                                             -------------------- --------------------

          Income (loss) from operations                                                (521,303)              106,964

          Investment income                                                              276,217               52,835
                                                                             -------------------- --------------------

          Income (loss) before income taxes                                            (245,086)              159,799

          Provision for income taxes                                                      13,904               41,706
                                                                             -------------------- --------------------

          Net income (loss) for the period (Note 1)                                    (258,990)             $118,093
          --------------------------------------------------------------------------------------- --------------------

          Basic and diluted earnings (loss) per share (Note 3)                           ($0.03)                $0.03

          Shares used in per share
              calculation - basic and diluted                                          8,222,643            3,700,000

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

                                                                                     Level Jump Financial Group, Inc.
                                                                      Condensed Consolidated Statements of Operations
                                                                                                          (Unaudited)

                                                                                         For the              For the
                                                                                             Six                  Six
                                                                                    Months Ended    Months Ended Jun.
                                                                                   Jun. 30, 2000             30, 1999
          ------------------------------------------------------------------------------------------------------------
          Revenue
              Commissions                                                                $40,768           -
              Trading                                                                    135,375           -
              Investment banking                                                          98,715           -
              Investor relations                                                          50,719             $963,543
                                                                             -------------------- --------------------

                                                                                         325,577              963,543

          Cost of revenues                                                               199,631              243,659
                                                                             -------------------- --------------------

          Gross profit                                                                   125,946              719,884
                                                                             -------------------- --------------------

          Operating expenses
              Sales and marketing                                                         90,766               55,092
              Product development                                                     -                        10,480
              General and administration                                               1,198,311              381,183
              Amortization of goodwill                                                    17,366           -
                                                                             -------------------- --------------------

                                                                                       1,306,443              446,755
                                                                             -------------------- --------------------

          Income (loss) from operations                                              (1,180,497)              273,129

          Investment income                                                              845,464              257,935
                                                                             -------------------- --------------------

          Income (loss) before income taxes                                            (335,033)              531,064

          Provision (recovery) for income taxes                                         (19,951)              174,423
                                                                             -------------------- --------------------

          Net income (loss) for the period (Note 1)                                   ($315,082)             $356,641
     -----------------------------------------------------------------------------------------------------------------

          Basic and diluted earnings (loss) per share (Note 3)                           ($0.04)                $0.10

          Shares used in per share
              calculation - basic and diluted                                          8,110,214            3,700,000

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

                                                                                   Level Jump Financial Group, Inc.
                                                                    Condensed Consolidated Statements of Cash Flows
                                                                                                        (Unaudited)

                                                                                        For the            For the
                                                                                            Six                Six
                                                                                   Months Ended        Months Ended
                                                                                  Jun. 30, 2000       Jun. 30, 1999
-------------------------------------------------------------------------- -------------------- ------------------
Cash flows from operating activities
         Net income (loss)                                                           ($315,082)            $356,641
         Adjustments to reconcile net income (loss) to net cash
                  provided by (used in) operations
                           Amortization                                                 36,472                6,118
                           Bad debts                                                   229,688                9,000
                           Deferred income taxes                                        51,522               16,040
                           Realized capital gains                                     (840,070)            (260,850)
                           Fees satisfied by securities                                -                   (853,304)
                           Consulting and compensation
                                    expenses satisfied by securities                   155,112               73,597
                  Changes in assets and liabilities, net of business
                    combination
                           Deposits with clearing broker                              (324,716)             -
                           Receivable from clearing broker                             (56,982)             -
                           Investments in marketable securities, trading              (134,082)             -
                           Accounts receivable, net                                     13,389             (170,711)
                           Prepaid expenses and deposits                               (48,121)              (2,352)
                           Payable to clearing broker                                  146,019             -
                           Securities sold, not yet purchased, at market                53,182             -
                             value
                           Accounts payable                                             50,629              (18,190)
                           Accrued liabilities                                          43,288             (258,185)
                           Deferred revenues                                          (128,534)             233,750
                           Income taxes                                                (49,237)             166,550
                           Deferred lease inducements                                   (3,144)             -
                                                                           -------------------- --------------------

                                                                                    (1,120,667)             (701,896)
                                                                           -------------------- --------------------
Cash flows from investing activities
         Due from related parties                                                      176,255              738,852
         Purchases of fixed assets                                                    (129,441)             (12,246)
         Purchases of marketable securities                                             (3,300)
         Acquisition of Southland Securities Corporation                              (350,000)             -
         Proceeds from sale of marketable securities                                 1,426,280              437,226
                                                                           -------------------- --------------------

                                                                                     1,119,794            1,163,832
                                                                           -------------------- --------------------
Cash flows from financing activities
         Due to related parties                                                      -                      (40,119)
         Repayment of bank loan                                                       (200,000)             -
         Repayment of obligations under capital lease                                   (5,031)             -
         Proceeds from issuance of common shares                                       623,000                3,700
         Dividends                                                                   -                     (364,510)
         Payment against bank overdraft                                                    (55)             -
                                                                           -------------------- --------------------
                                                                                       417,914             (400,929)
                                                                           -------------------- --------------------
Net increase in cash and cash equivalents
  during the period                                                                    417,041              61,007

Cash and cash equivalents, beginning of period                                          19,426               5,658
                                                                           -------------------- --------------------

Cash and cash equivalents, end of period                                              $436,467             $66,665
-------------------------------------------------------------------------- -------------------- --------------------

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

                                                                                Level Jump Financial Group, Inc.
                                                                 Condensed Consolidated Statements of Cash Flows
                                                                                                      (Unaudited)

                                                                                  For the              For the
                                                                                      Six                  Six
                                                                             Months Ended          Months Ended
                                                                             June 30, 2000        June 30, 1999
--------------------------------------------------------------------------- ---------------   ------------------
Supplementary schedule of non-cash investing and
         financing activities:

         Marketable securities received for services not rendered
                  (included in accounts payable)                                    -                  (58,750)
         Marketable securities payable on share exchange (included in
                  accrued liabilities)                                              -                 (180,000)
         Marketable securities paid on share exchange (included in
                  accrued liabilities)                                               30,000
         Deferred taxes on unrealized gains (losses) of marketable
                  securities                                                        (63,038)           338,833
         Obligations under capital lease                                             85,897            -
--------------------------------------------------------------------------- ---------------- -------------------


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               Level Jump Financial Group, Inc.
                                     Summary of Significant Accounting Policies
                                                                     (Unaudited)

June 30, 2000 and 1999

-------------------------------------------------------------------------------


Nature of Business  Level Jump Financial Group, Inc. (the "Company") operates in
  and Basis of      two business segments: broker-dealer and financial public
  Presentation      relations. The Company's wholly owned subsidiary, Level Jump
                    Trading, Inc., is a National Association of Securities
                    Dealers ("NASD") registered broker-dealer that is engaged in market making, customer brokerage and investment banking activities. The Company's wholly owned subsidiary, thestockpage.com, provides financial public relations services to small- and micro-cap publicly traded or listed companies.

                    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not recognized any significant revenues from its financial public relations services for the six months ended June 30, 2000. As a result, the Company has incurred operating losses, has a negligible working capital balance, and has negative cash flows from operations. The Company has been covering losses through the sale of marketable securities and the issuance of common stock, however, the Company will not be able to continue covering losses through the sale of marketable securities beyond the next two months. These factors raise substantial doubt about the Company's ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                    Subsequent to June 30, 2000, the Company signed a financial public relations contract that includes compensation in freely tradable common stock with a market value of approximately $150,000. The Company's management is actively searching for new equity financing, however there is no assurance that such sources will be found.

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

                    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Level Jump Trading, Inc., Level Jump Asset Management, Inc., Level Jump Financial Group (Canada), Inc., and thestockpage.com inc.

                    These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                    Segmented Information

                    The Company has adopted Statement of Financial Accounting Standards 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires companies to disclose quantitative and qualitative disaggregated information about their lines of business. With the purchase of Southland Securities, the Company now operates in two lines of business: Broker-Dealer and Financial Public Relations.

                    Recent Accounting Standards

                    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the standard and has not determined the impact on the financial results or condition of the Company.

                    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.
                                        7

                                               Level Jump Financial Group, Inc.
                                     Notes to Consolidated Financial Statements
                                                                     (Unaudited)
June 30, 2000 and 1999
-------------------------------------------------------------------------------

1.  Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows:

                                                                                  Three Months         Three Months
                                                                                         Ended                Ended
                                                                                      Jun. 30,             Jun. 30,
                                                                                          2000                 1999
                                                                           -------------------- --------------------
  Comprehensive income
      Net income (loss)                                                             ($258,990)             $118,093
      Net unrealized gain (loss) on securities, (net of
        reclassification adjustment)                                                 (715,800)              618,488
                                                                           -------------------- --------------------

                                                                                    ($974,790)             $736,581
                                                                           -------------------- --------------------

                                                                                    Six Months           Six Months
                                                                                         Ended                Ended
                                                                                      Jun. 30,             Jun. 30,
                                                                                          2000                 1999
                                                                           -------------------- --------------------
  Comprehensive income
      Net income (loss)                                                             ($315,082)             $356,641
      Net unrealized gain (loss) on securities, (net of
        reclassification adjustment)                                               (1,022,324)              584,045
                                                                           -------------------- --------------------

                                                                                  ($1,337,406)             $940,686
                                                                           -------------------- --------------------

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

     On April 13, 2000, the Company issued 186,000 common shares at a price per share of $1.00 for total proceeds of $186,000. The Company paid a commission to a finder of $8,000 and 2,000 common shares.

3.   Earnings per Share

     For the three months and six months ending June 30, 2000, the number of shares used for basic and diluted loss per share are the same because the inclusion of common stock equivalents would be antidilutive.

     For the three months and six months ending June 30, 1999, the company had no common stock equivalents.

4.   Purchase of Southland Securities Corporation

     On April 3, 2000, Level Jump acquired Southland Securities Corporation ("Southland"), which was accounted for as a purchase. Southland is a National Association of Securities Dealers registered broker-dealer. The purchase price for the transaction was $10,000 paid on January 3, 2000, $190,000 paid at the time of close and $150,000 paid after the outcomes of two arbitrations had been determined. Both arbitrations had settled by June 30 and $150,000 was paid to the previous owner in May.

     On April 7, 2000, the Company changed the name of Southland to Level Jump Trading, Inc. The net assets of Southland on the date of acquisition, at their fair value, were as follows:

     Bank overdraft                                               ($55)
     Deposits with clearing broker                               11,873
     Accounts payable                                           (9,141)
                                                           -----------

     Net assets                                                 $2,677
                                                           -----------

     Goodwill, the amount the purchase price exceeds the fair value of net assets purchased, of $347,323 has been booked and is being amortized on a straight line basis over a period of five years.

     Selected unaudited pro forma combined results of operations for the six months ended June 30, 1999, the year ended December 31, 1999 and the six months ended June 30, 2000, assuming the Southland acquisition occurred on January 1, 1999 and 2000 respectively, are presented as follows:

                                  Six Months            Year      Six Months
                                       Ended           Ended           Ended
                                    Jun. 30,        Dec. 31,        Jun. 30,
                                        2000            1999            1999
                               -------------- --------------- ---------------

  Total revenues                    $152,286      $3,044,214        $891,659
  Net income (loss)               ($577,800)        $282,464        $150,454
  Net income per common and          ($0.07)           $0.02           $0.04
    common equivalent share

5.   Net Capital Requirements

     As a registered broker-dealer, Level Jump Trading is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934, as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

     On June 30, 2000, Level Jump Trading's aggregate indebtedness and net capital were $61,979 and $244,553, respectively, a ratio of 0.25 to 1.00.

6.   Segmented Information

     The Company is engaged in two lines of business: Broker-Dealer and Financial Public Relations. Each line of business is operated in separate subsidiaries. Level Jump Trading, the Broker-Dealer, is located in New York, NY and Fort Worth, TX. thestockpage.com, Financial Public Relations, is located in Toronto, Ontario, Canada. Prior to April 3, 2000, the Company operated in one line of business, Financial Public Relations, and comparative data is not included. The following is a summary of the Company's operations by business segment for the three months and six months ending June 30, 2000:

                                                                     Financial
                                                 Broker-Dealer          Public
                                                                     Relations
                                               ---------------- --------------
   For the three months ended
     June 30, 2000

   Revenue                                            $176,143        $33,832
   Cost of revenues                                     70,345         12,300
   Operating expenses                                  151,609        497,024

   Income (loss) from operations                     ($45,811)     ($475,492)

   Investment income                                    12,047        264,170
                                               ---------------- --------------

   Income (loss) before income taxes                 ($33,764)     ($211,322)
                                               ---------------- --------------

   For the six months ended June 30, 2000

   Revenue                                            $274,858        $50,719
   Cost of revenues                                     70,345        129,286
   Operating expenses                                  151,609      1,154,834

   Income (loss) from operations                       $52,904   ($1,233,401)

   Investment income                                  (71,657)        917,121
                                               ---------------- --------------

   Income (loss) before income taxes                 ($18,753)     ($316,280)
                                               ---------------- --------------
   June 30, 2000

   Assets                                             $582,176     $1,541,330
                                               ---------------- --------------

7.   Commitments and Contingencies

     At June 30, 2000, thestockpage.com has current income taxes payable to the Canadian federal government and Ontario provincial government of $579,216. This liability is past due and interest is accruing at a rate of 9%. Because of operating losses, the decline in value of securities, limited cash flow, and intercompany loans that cannot be repaid immediately, thestockpage.com cannot repay its Federal and Provincial tax liabilities at this time. The Federal and Provincial governments have a number of options available to them when attempting to collect unpaid taxes including: attachment or seizure of assets, garnishment of accounts receivable, bank accounts or wages, and cancellation of thestockpage.com's articles of incorporation. To date, thestockpage.com has not entered into any formal repayment arrangements with the Federal or Provincial governments. thestockpage.com has had some preliminary discussions with the Provincial government regarding repayment options but no agreement has been reached. There is significant risk that thestockpage.com could be shut down by the Canadian Federal and/or Ontario Provincial governments because of its inability to repay its current income taxes.

     thestockpage.com and its management are involved in a dispute with a third party regarding failed negotiations between thestockpage.com and its management to sell an interest in thestockpage.com to the third party. Claims and counterclaims have been filed by thestockpage.com and the third party respectively. Management believes the claims are without merit, and does not believe that the Company's potential exposure related to this matter would have a material adverse effect on the Company's financial position.

     thestockpage.com has filed a claim against a previous client for failure to make complete payment for performance under a contract. The previous client has filed a counterclaim seeking damages for breach of contract and interference in economic relations. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the counterclaim is without merit and intends to defend against it vigorously.

     A previous contractor to Level Jump Trading has made a demand under the provisions of the Texas Deceptive Trade Practices-Consumer Protection Act. The demand alleges that Level Jump Trading owes the contractor $117,848 for past services. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the demand is without merit and intends to defend against it vigorously. As part of the Purchase Agreement between the Company and the previous owner of Level Jump Trading (previously Southland Securities), the Company is indemnified for up to $150,000 for past liabilities. The Company has provided notice to the previous owner per the terms of the Purchase Agreement and is working with the previous owner to respond to the demand.

     A claim has been filed against the Company and a director alleging that the Company, the director and a number of unrelated parties owe up to $90,000 as a finders fee for a transaction. Management believes that the Company should not have been named in the claim as the Company was not party to the alleged transaction. Management intends to file a summary judgment seeking to have the Company's name removed from the claim. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the claim is without merit and intends to defend against it vigorously.

     Management is not currently aware of any other legal proceeds or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis

When used in this Form 10-QSB and in future filings by Level Jump with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "Level Jump expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Level Jump has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction

The Company continues to focus its development on the broker-dealer and financial public relations activities for small and micro-cap companies. Because of the limitations of its current financial resources and revenues and the overall climate for on-line financial services, the Company has decided to devote its limited resources solely to its core business and put on indefinite hold the former overall business strategy of developing a diversified financial services organization centered on a web-based transaction enabled financial portal. To have continued the larger business strategy and approach, a successful implementation of it would have required financial and human resources currently beyond those available to the Company and a longer time frame than would be justified for the expenditures of effort and investment.

The transaction enabled financial portal for Level Jump Trading is still under development. The Company had intended to launch it in July 2000. Due to delays in its development, however, the Company anticipates launching the web site later in 2000. Management has not set a firm date at this time. The transaction enabled financial portal will provide free financial data and information along with brokerage and corporate finance services for investors.

Based on its experience to date, the Company believes there is significant opportunity in the relatively unexploited niche of the small-cap markets. This market is characterized by being serviced in an inefficient and fragmented manner, by regulatory changes and by expense concerns that have caused more established investment banking firms to withdraw from this market. For a business like the Company, this business and regulatory climate and the information dissemination capabilities of the Internet create a potent mix of opportunities for the Company and its clients. Therefore, the Company plans to continue to position itself in these markets by offering a suite of on-line and off-line securities services and financial public relations for small-cap companies and investors interested in the unique opportunities these companies offer.

On April 3, 2000, the Company consummated the purchase of an NASD registered broker-dealer now operating as a wholly owned subsidiary under the name of Level Jump Trading, Inc. Since its acquisition, management has been building a trading and market making infrastructure in New York, NY and Fort Worth, TX and developing an on-line transaction enabled financial portal. Level Jump Trading currently employs six persons in its two offices and is increasing its customer account base. Level Jump Trading will continue to seek to add brokers and traders and customers. The revenues of Level Jump Trading have steadily increased during the quarter ended June 30, 2000 and with the addition of personnel will be expected to further increase. However, because of the volatility of the financial markets in general and the small cap market in which Level Jump Trading focuses, there is no assurance that its revenues will continue to increase or that it will not experience significant declines or losses from customers withdrawing their accounts or reducing their activities or losses from client activities such as margin loans that are extended by Level Jump Trading that are not repaid on a timely basis or at all. Because of its size, the Company believes there is still significant risk in this activity that should be considered by the stockholders and investors.

thestockpage.com has undergone an image repositioning and sales process restructuring during the last six months. These activities are expected to continue through the third quarter. It is beginning to see the results of these efforts through the execution of two contracts for financial public relations services to be rendered during the third and fourth quarters of 2000, improved response to marketing efforts and the commencement of contract discussions with several other potential clients. The Company expects its financial results from the activities of thestockpage.com to fluctuate from period to period based on the success of its marketing and the services selected by clients, timing of services and payment and the compensation packages negotiated. As a result, the Company will experience significant changes in the amounts of revenues, expenses and losses from these activities. The variations are not expected to cease until its customer base is significantly larger and the effect of a single customer or absence of customers in a period is lessened. Overall, these activities may result in substantial losses.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

For the three months ended June 30, 2000, revenues decreased by 55% to $209,975 from $467,739 for the prior comparable period. Investor relations' revenues decreased by 93% because thestockpage.com did not sign any new clients for its financial public relations' service or traditional investor relations' service during the second quarter. thestockpage.com continued its sales efforts and for the third quarter of 2000 signed up two clients and is working to close a number of additional clients. thestockpage.com's image repositioning has almost been completed and management believes that this will translate into additional revenues. Level Jump Trading contributed $176,143 in revenues to the Company. The broker-dealer had positive results from broker commissions and securities trading activities.

The Company's gross profit as a percentage of revenues decreased to 61% for the three months ended June 30, 2000 from 67% for the prior comparable period. Gross profit margin in the broker-dealer was 60% and cost of revenue consisted of clearing fees, ECN fees and commissions to traders. Management anticipates the gross profit margin in the broker-dealer to remain at around 60% through the end of the fiscal year. Gross profit margin from financial public relations was 64%. There is minimal cost of revenues from investor relations' services as thestockpage.com conducted no investor relations' campaigns during the period. Cost of revenue in 1999 consisted of direct salaries and costs for investor relations' campaigns.

Operating expenses for the three months ended June 30, 2000 were $648,633, an increase from $206,051 in the prior comparable period. Sales and marketing expenses decreased to $26,259 from $32,471 for the prior comparable period.

Product development costs decreased to $0 from $1,029 for the prior comparable period. General and administration costs increased to $605,008 from $172,551. This increase is attributable to increases in staff salaries in thestockpage.com and Level Jump Trading, rent expense from a larger office in Toronto, Ontario and offices in New York, NY and Fort Worth, TX, professional fees and regulatory fees.

For the three months ended June 30, 2000, investment income increased to $276,217 from $52,835 in the prior comparable period. Investment income is primarily comprised of capital gains on the sales of securities. Realized gains are dependent on market and company specific conditions and can vary dramatically from quarter to quarter and year to year. In the three months ended June 30, 2000, thestockpage.com realized substantial gains from one client that experienced increases in stock prices since thestockpage.com began holding the securities.

The Company's effective tax rate differs from the statutory tax rate because of operating losses in thestockpage.com and tax rate differences on capital gains between Canada and the United States.

For the three months ended June 30, 2000, the Company's net loss was $258,990 as compared to net income of $118,093 for the prior comparable period.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

For the six months ended June 30, 2000, revenues decreased by 66% to $325,577 from $963,543 for the prior comparable period. Investor relations' revenues decreased by 95% as thestockpage.com did not sign any new clients for its financial public relations' service or traditional investor relations' service. thestockpage.com continued its sales efforts and for the third quarter of 2000 has signed up two clients and is working to close a number of additional clients. thestockpage.com's image repositioning has almost been completed and management believes that this will translate into additional revenues. Level Jump Trading contributed $176,143 in revenues to the Company. The broker-dealer had positive results in broker commissions and securities trading activities.

The Company's gross profit as a percentage of revenues decreased to 39% for the six months ended June 30, 2000 from 75% for the prior comparable period. Gross profit margin in the broker-dealer was 74% and cost of revenue consisted of clearing fees, ECN fees and commissions to traders. Management anticipates the gross profit margin in the broker-dealer to stabilize at around 60% through the end of the fiscal year as the Company is currently focused on market making and customer brokerage. As the Company signs investment banking contracts, the gross profit margin is expected to improve. Gross profit margin from financial public relations was a deficit of 155%. In the first three months of the current fiscal year, thestockpage.com completed a financial public relations campaign that incurred substantial direct costs. Cost of revenue in 1999 consisted of direct salaries and costs for investor relations' campaigns.

Operating expenses for the six months ended June 30, 2000 were $1,306,443, an increase from $446,755 in the prior comparable period. Sales and marketing expenses increased to $90,766 from $55,092 for the prior comparable period. This increase is attributable to financial public relations costs to increase Level Jump's profile in the investment community. Product development costs decreased to $0 from $10,480 for the prior comparable period. General and administration costs increased to $1,198,311 from $381,183. This increase is attributable to an allowance for doubtful accounts, increases in staff salaries in thestockpage.com and Level Jump Trading, rent expense from a larger office in Toronto, Ontario and offices in New York, NY and Fort Worth, TX, professional fees and regulatory fees.

For the six months ended June 30, 2000, investment income increased to $845,464 from $257,935 in the prior comparable period. Investment income is primarily comprised of capital gains on the sales of securities. Realized gains are dependent on market and company specific conditions and can vary dramatically from quarter to quarter and year to year. In the six months ended June 30, 2000, thestockpage.com realized substantial gains from two clients that experienced increases in stock prices since thestockpage.com began holding the securities.

The Company's effective tax rate differs from the statutory tax rate because of operating losses in thestockpage.com and tax rate differences on capital gains between Canada and the United States.

For the six months ended June 30, 2000, the Company's net loss was $315,082 as compared to net income of $356,641 for the prior comparable period.

Liquidity and Capital Resources
-------------------------------

At June 30, 2000, the Company had net working capital of $30,547. The Company's principal sources of liquidity include cash and cash equivalents, deposits with clearing broker, and investments in marketable securities.

At June 30, 2000, thestockpage.com has current income taxes payable to the Canadian federal government and Ontario provincial government of $579,216. This liability is past due and interest is accruing at a rate of 9%. Because of operating losses, the decline in value of securities, limited cash flow, and intercompany loans that cannot be repaid immediately, thestockpage.com cannot repay its Federal and Provincial tax liabilities at this time. The Federal and Provincial governments have a number of options available to them when attempting to collect unpaid taxes including: attachment or seizure of assets, garnishment of accounts receivable, bank accounts or wages, and cancellation of thestockpage.com's articles of incorporation. To date, thestockpage.com has not entered into any formal repayment arrangements with the Federal or Provincial governments. thestockpage.com has had some preliminary discussions with the Provincial government regarding repayment options but no agreement has been reached. There is significant risk that thestockpage.com could be shut down by the Canadian Federal and/or Ontario Provincial governments because of its inability to repay its current income taxes.

On August 1, 2000, the Company repaid its bank loan of $300,000.

The Company has a $1,120,667 deficit in cash from operating activities for the six months ending June 30, 2000 compared to a deficit of $701,896 for the comparable prior period. The decrease in cash generated from operations during the six months ending June 30, 2000 is primarily due to the net loss, increases in realized capital gains, deposits with clearing broker and investments in marketable securities - trading. Offsetting these amounts was a decrease in accounts receivable and increase in payable to clearing broker.

Net cash of $1,119,794 was generated by investing activities for the six months ending June 30, 2000 due to sales of marketable securities of $1,426,282 that significantly exceeded purchases of fixed assets of $129,442 and the acquisition of Southland for $350,000. In the comparable prior period, net cash of $1,163,832 was generated by investing activities primarily due to the proceeds from sales of marketable securities of $437,226 and the decrease in amounts due from related parties of $738,852.

Net cash of $417,914 was generated by financing activities for the six months ending June 30, 2000 due to issuance of common shares of $623,000 that was partially offset by repayment of the bank loan of $200,000. In the comparable prior period, a net deficit of $400,929 was caused by the payment of dividends and a decrease in due to related parties.

On January 24, 2000, the Company issued 178,000 common shares to four individuals at a price per share of $2.50 for total proceeds of $445,000. On April 13, 2000, the Company issued 186,000 common shares to two individuals at a price per share of $1.00 for total proceeds of $186,000. The Company paid a commission of $8,000 and issued 2,000 common shares with a value of $1.00 per share to a finder for assistance in raising $100,000 of the $186,000. The other $86,000 of proceeds was raised through a director of the Company and no commission was paid.

For the six months ended June 30, 2000, the Company's net increase in cash and cash equivalents was $417,969 as compared to a net increase of $61,007 for the prior comparable period.

The Company expects to fund short-term operations and other cash expenditures through the use of available cash, sales of marketable securities, and new equity sources. The Company has been covering losses through the sale of marketable securities and the issuance of common stock. The Company's investment position has declined significantly over the past six months and the Company will not be able to continue covering losses in thestockpage.com beyond the next one to two months through the sale of marketable securities. Subsequent to June 30, 2000, the Company signed a financial public relations contract that includes compensation in freely tradable common stock with a market value of approximately $150,000.The Company is actively looking for additional sources of equity, however, there is no assurance that such sources will be found. If thestockpage.com does not sign up a number of new clients or the Company does not find additional sources of equity, thestockpage.com will have to dramatically curtail its operations and this may include laying off staff and reducing sales and marketing efforts. Over the long-term, management believes that to realize its business plan, the Company will need to raise significant external financing. If these funds are not raised, the Company will have to scale back the implementation of its on-line financial services strategy. This could include delaying and/or stopping development of the web site.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

A previous contractor to Level Jump Trading made a demand under the provisions of the Texas Deceptive Trade Practices-Consumer Protection Act on May 31, 2000. The demand alleges that Level Jump Trading owes the contractor $117,848 for past services. Level Jump Trading has denied the demand. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the demand is without merit and intends to defend against it vigorously. As part of the Purchase Agreement between the Company and the previous owner of Level Jump Trading (previously Southland Securities), the Company is indemnified for up to $150,000 for past liabilities. The Company has provided notice to the previous owner per the terms of the Purchase Agreement and is working with the previous owner to respond to the demand.

On July 11, 2000, a claim was filed against the Company and a director in the Ontario Superior Court of Justice alleging that the Company, the director and a number of unrelated parties owe up to $90,000 as a finders fee for a transaction. Management believes that the Company should not have been named in the claim as the Company was not party to the alleged transaction. Management intends to file a motion for summary judgment seeking to have the Company's name removed from the claim. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the claim is without merit and intends to defend against it vigorously.

Item 2.  Changes in Securities

Sales of Unregistered Securities
--------------------------------

On April 13, 2000 the Company issued 186,000 shares of common stock to two investors at a price per share of $1.00 for total proceeds of $186,000. In connection with the sale of shares, the Company issued 2,000 shares of common stock to an individual as a finder. All the shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, to persons who qualified as sophisticated investors in similarly risk rated investments.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits Filed.

               Exhibit 27.1 - Financial Data Schedule.

        (b)    Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act o 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: August 11, 2000                  Level Jump Financial Group, Inc.


                                        By: /s/Robert Landau
                                            -----------------------------
                                             Robert Landau
                                             President

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