Form 10QSB
period 2000-09-30
LEVEL JUMP FINANCIAL GROUP INC
filed 2000-11-13
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, 8,249,500 shares of the Issuer's Common Stock were outstanding.

                          Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements of Level Jump Financial Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These interim condensed consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-QSB for the three months ended June 30, 2000 and March 31, 2000.

                                                Level Jump Financial Group, Inc.
                                           Condensed Consolidated Balance Sheets
                                                                     (Unaudited)
                                                        Sept. 30,       Dec. 31,
                                                           2000            1999
                                                       ----------   -----------
Assets
Current
   Cash and cash equivalents                          $    65,000   $    19,426
   Deposits with clearing broker                          152,065          --
   Investments in marketable securities                 1,271,764     2,172,389
   Accounts receivable, net of allowances
    (2000 - $439,787, 1999 - $210,099)                     53,252       290,944
   Prepaid expenses and deposits                           58,152        45,984
   Deferred income taxes                                  104,139        71,474
   Due from related parties                                  --         218,517
                                                      -----------   -----------
                                                        1,704,372     2,818,734

Investments                                               187,600       321,032
Fixed assets                                              231,301        42,556
Deferred income taxes                                        --          16,179
Goodwill                                                  312,591          --
                                                      -----------   -----------
                                                      $ 2,435,864   $ 3,198,501
                                                      ===========   ===========
Liabilities and Shareholders' Equity
Current
    Payable to clearing broker                        $   160,781          --
    Accounts payable                                       75,197        65,657
    Accrued liabilities                                    51,577        16,306
    Bank loan                                                --         500,000
    Note payable (Note 2)                                 803,900          --
    Obligations under capital lease                        12,545          --
    Deferred income taxes                                   3,589       454,070
    Deferred revenues                                     229,044       130,534
    Due to related parties                                    615          --
    Income taxes payable                                  592,066       628,453
                                                      -----------   -----------
                                                        1,929,314     1,795,020

Deferred lease inducements                                  3,510         8,443
Obligations under capital lease                            64,815          --
                                                      -----------   -----------
                                                           68,325         8,443
                                                      -----------   -----------
                                                        1,997,639     1,803,463
                                                      ===========   ===========
Shareholders' equity
   Share capital
   Authorized
    4,999,998 Preferred shares, $.0025 par value
    1 Preferred share, class A, $.0025 par value
    1 Preferred share, class B, $.0025 par value
    200,000,000 Common shares, $.0025 par value
   Issued
    1 Preferred share, class A, $.0025 par value            --            --
    1 Preferred share, class B, $.0025 par value            --            --
    8,249,500 Common shares (Note 3)
     (1999 - 7,863,500)                                    20,624        19,659
  Par value in excess of capital                          708,116       (16,419)
  Retained earnings                                      (264,221)      518,351
  Accumulated other comprehensive income
      (loss) appreciation of investments                  (26,294)      873,447
                                                        ---------   -----------
                                                          438,225     1,395,038
                                                        ---------   -----------
                                                      $ 2,435,864   $ 3,198,501
                                                       ==========   ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                Level Jump Financial Group, Inc.
                                 Condensed Consolidated Statements of Operations
                                                                     (Unaudited)

                                                           For the       For the
                                                             Three         Three
                                                      Months Ended  Months Ended
                                                     Sep. 30, 2000 Sep. 30, 1999
                                                     ------------- ------------
Revenue
         Commissions                               $     58,450            --
         Trading                                        (14,823)           --
         Investment banking                              20,000            --
         Investor relations                             178,733    $  1,313,470
                                                   ------------    ------------

                                                        242,360       1,313,470

Cost of revenues                                        130,097         191,708
                                                   ------------    ------------

Gross profit                                            112,263       1,121,762
                                                   ------------    ------------

Operating expenses
         Sales and marketing                              1,959          20,567
         Product development                               --              --
         General and administration                     461,895         502,576
         Amortization of goodwill                        17,366            --
                                                   ------------    ------------

                                                        481,220         523,143
                                                   ------------    ------------

Income (loss) from operations                          (368,957)        598,619

Investment income (loss)                               (165,890)        (47,535)
                                                   ------------    ------------

Income (loss) before income taxes                      (534,847)        551,084

Provision (recovery) for income taxes                   (67,357)        277,118
                                                   ------------    ------------

Net income (loss) for the period (Note 1)              (467,490)   $    273,966
                                                   ============    ============

Basic earnings (loss) per share (Note 4)           ($      0.06)   $       0.07

Diluted earnings (loss) per share (Note 4)         ($      0.06)   $       0.02

Shares used in per share
         calculation - basic                          8,249,500       3,700,000

Shares used in per share
         calculation - diluted                        8,249,500      13,509,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                Level Jump Financial Group, Inc.
                                 Condensed Consolidated Statements of Operations
                                                                     (Unaudited)

                                                          For the        For the
                                                             Nine          Nine
                                                      Months Ended  Months Ended
                                                     Sep. 30, 2000 Sep. 30, 1999
                                                     ------------- ------------
Revenue
         Commissions                                 $    99,218            --
         Trading                                         120,552            --
         Investment banking                              118,715            --
         Investor relations                              229,452     $ 2,277,013
                                                     -----------     -----------

                                                         567,937       2,277,013

Cost of revenues                                         329,728         435,367
                                                     -----------     -----------

Gross profit                                             238,209       1,841,646
                                                     -----------     -----------

Operating expenses
         Sales and marketing                              92,725          75,659
         Product development                                --            10,480
         General and administration                    1,729,123         883,759
         Amortization of goodwill                         34,732            --
                                                     -----------     -----------

                                                       1,787,663         969,898
                                                     -----------     -----------

Income (loss) from operations                         (1,549,454)        871,748

Investment income                                        679,574         210,400
                                                     -----------     -----------

Income (loss) before income taxes                       (869,880)      1,082,148

Provision (recovery) for income taxes                    (87,308)        451,541
                                                     -----------     -----------

Net income (loss) for the period (Note 1)            ($  782,572)    $   630,607
                                                     ===========     ===========

Basic earnings (loss) per share (Note 4)             ($     0.10)    $      0.17

Diluted earnings (loss) per share (Note 4)           ($     0.10)    $      0.09

Shares used in per share
         calculation - basic                           8,156,982       3,700,000

Shares used in per share
         calculation - diluted                         8,156,982       6,829,570


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                Level Jump Financial Group, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                                                     (Unaudited)

                                                          For the        For the
                                                             Nine          Nine
                                                      Months Ended  Months Ended
                                                     Sep. 30, 2000 Sep. 30, 1999
                                                     ------------- ------------

Cash flows from operating activities
  Net income (loss)                                 ($  782,572)  $   630,607
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operations
     Amortization                                        69,256        10,023
     Bad debts                                          229,688       149,000
     Release from accrued liabilities                      --        (196,750)
     Deferred income taxes                              (16,519)       16,091
     Realized capital gains                            (664,777)     (214,237)
     Fees satisfied by securities                      (365,803)   (1,401,392)
     Consulting and compensation
       expenses satisfied by securities                 171,112       275,597
  Changes in assets and liabilities, net of
   business combination
     Deposits with clearing broker                     (140,192)         --
     Investments in marketable securities,
       trading                                         (887,149)         --
     Accounts receivable, net                             8,004      (441,490)
     Prepaid expenses and deposits                      (12,168)        2,106
     Payable to clearing broker                         160,781          --
     Accounts payable                                       400       114,198
     Accrued liabilities                                 65,271      (447,820)
     Deferred revenues                                   98,510        48,253
     Income taxes                                       (36,387)      465,278
     Deferred lease inducements                          (4,933)         --
                                                    -----------   -----------

                                                     (2,107,478)     (990,536)
                                                    -----------   -----------
Cash flows from investing activities
     Due from related parties                           218,517       910,380
     Purchases of fixed assets                         (136,572)      (19,462)
     Purchases of marketable securities                  (3,300)         --
     Acquisition of Southland Securities
       Corporation                                     (350,000)         --
     Proceeds from sale of marketable securities      1,506,284       563,517
                                                    -----------   -----------

                                                      1,234,929     1,454,435
                                                    -----------   -----------
Cash flows from financing activities
     Due to related parties                                 615       (58,030)
     Repayment of bank loan                            (500,000)         --
     Repayment of obligations under capital lease        (9,337)         --
     Proceeds from note payable (Note 2)                803,900          --
     Proceeds from issuance of common shares            623,000         3,700
     Dividends                                             --        (364,510)
     Payment against bank overdraft                         (55)         --
                                                    -----------   -----------

                                                        918,123      (418,840)
                                                    -----------   -----------
Net increase in cash and cash equivalents
         during the period                               45,574        45,059

Cash and cash equivalents, beginning of period           19,426         5,658
                                                    -----------   -----------

Cash and cash equivalents, end of period            $    65,000   $    50,717
                                                    -----------   -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                Level Jump Financial Group, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                                                     (Unaudited)

                                                          For the        For the
                                                             Nine          Nine
                                                      Months Ended  Months Ended
                                                     Sep. 30, 2000 Sep. 30, 1999
                                                     ------------- ------------

Supplementary schedule of non-cash investing and financing activities:

     Marketable securities loaned to two officers
       and directors (included in due from
       related parties)                                    --     $   151,875
     Marketable securities received for services
       not rendered (included in accounts payable)         --         125,000
     Marketable securities paid on share exchange
       (included in accrued liabilities)                 30,000
     Deferred taxes on unrealized gains (losses)
       of marketable securities                         (11,134)         --
     Obligations under capital lease                     85,897          --
                                                    -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                Level Jump Financial Group, Inc.
                                      Summary of Significant Accounting Policies
                                                                     (Unaudited)
September 30, 2000 and 1999
-------------------------------------------------------------------------------
Nature of Business and
   Basis of Presentation

                    Level Jump Financial Group, Inc. (the "Company") operates in two business segments: broker-dealer and financial public relations. The Company's wholly owned subsidiary, Level Jump Trading, Inc., is a National Association of Securities Dealers ("NASD") registered broker-dealer that is engaged in market making, customer brokerage and investment banking activities. The Company's wholly owned subsidiary, thestockpage.com, provides financial public relations services to small- and micro-cap publicly traded or listed companies.

                    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not recognized significant revenues from its financial public relations services or its broker-dealer for the nine months ended September 30, 2000. As a result, the Company has incurred operating losses, has a negative working capital balance, and has negative cash flows from operations. The Company has been covering losses through the sale of marketable securities, the issuance of common stock, and the issuance of a note payable. The Company will not be able to continue covering losses through the sale of marketable securities beyond the next two months. These factors raise substantial doubt about the Company's ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty. The Company's board of directors is implementing a restructuring plan and has passed a motion to sell thestockpage.com, is negotiating to sell a significant controlling interest in the Company to an outside group, and is winding up Level Jump Financial Group (Canada), Inc., a dormant subsidiary. If negotiations to sell a controlling interest in the Company are completed successfully, it is anticipated that the Company's existing management and board of directors will be replaced when the sale closes.

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

                                                Level Jump Financial Group, Inc.
                                      Summary of Significant Accounting Policies
                                                                     (Unaudited)
September 30, 2000 and 1999
-------------------------------------------------------------------------------
                    On January 31, 2000, the board of directors of the Company passed a resolution to merge the Company into Level Jump Financial Group, Inc. (previously Caldera Corporation). On February 14, 2000, the state of Colorado accepted the merger and the Company ceased to exist. All obligations of the Company were assumed by Level Jump Financial Group, Inc. (previously Caldera Corporation). Going forward, all references to the Company in these financial statements are to Level Jump Financial Group, Inc. (previously Caldera Corporation).

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

                    These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and the Forms
                    10-QSB for the quarters ended March 31, 2000 and June 30, 2000.

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

                                                Level Jump Financial Group, Inc.
                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)
September 30, 2000 and 1999
-------------------------------------------------------------------------------

1.  Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows:

                                                       Three Months Three Months
                                                              Ended        Ended
                                                           Sep. 30,     Sep. 30,
                                                               2000         1999
                                                       -----------   -----------

Comprehensive income
         Net income (loss)                             ($467,490)      $ 273,966
         Net unrealized gain (loss)
           on securities, (net of
           reclassification adjustment)                 (122,583)        297,682
                                                       ---------       ---------

         Total                                         ($344,907)      $ 571,648
                                                       ---------       ---------

                                                      Nine Months    Nine Months
                                                            Ended          Ended
                                                         Sep. 30,       Sep. 30,
                                                             2000          1999
                                                      -----------   -----------

Comprehensive income
         Net income (loss)                           ($  782,572)    $   630,607
         Net unrealized gain (loss)
           on securities, (net of
           reclassification adjustment)                 (899,741)        881,727
                                                     -----------     -----------

         Total                                       ($1,682,313)    $ 1,512,334
                                                     -----------     -----------

________________________________________________________________________________

2.   Issuance of Note Payable

     On September 29, 2000, the Company received $803,900 fair value of freely tradable common stock of two United States Over-the-Counter Bulletin Board issuers from two external parties in a non-monetary transaction. In exchange for the common stock, the Company issued a note payable to the external parties. The amounts received were used to capitalize the Company's broker-dealer subsidiary. The note is non-interest bearing and has a maturity date of February 15, 2001. The Company can sell the common stock with prior permission from the lenders. Any amounts sold by the Company are repayable in cash on the maturity date. Any amounts still held as common stock are repayable in common stock on the maturity date. $400,000 in cash value of the note payable can be converted at the lenders' option into a 39.9% equity interest in the Company's broker-dealer subsidiary.

                                                Level Jump Financial Group, Inc.
                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)
September 30, 2000 and 1999
-------------------------------------------------------------------------------


3.   Shareholders' Equity

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

     On August 29, 2000, the Company cancelled 1,375,000 management stock options to reduce the total number of options outstanding to 469,725.

                                                Level Jump Financial Group, Inc.
                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)
September 30, 2000 and 1999
-------------------------------------------------------------------------------


4.   Earnings per Share

     For the three months and nine months ending September 30, 2000, the number of shares used for basic and diluted loss per share are the same because the inclusion of common stock equivalents would be antidilutive.

     For the three months and nine months ending September 30, 1999, the computation of basic and diluted earnings per share were as follows:

                                                       Three Months  Nine Months
                                                              Ended        Ended
                                                           Sep. 30,     Sep. 30,
                                                               1999         1999
                                                        -----------  -----------
Basic:
   Net income attributable to common shares           $   273,966    $   630,607

   Weighted average common shares
            outstanding                                 3,700,000      3,700,000
                                                      -----------    -----------

   Basic earnings per share                           $      0.07    $      0.17
                                                      -----------    -----------

Diluted:
   Adjusted income attributable to common
            shares                                    $   273,966    $   630,607

   Weighted average common shares
            outstanding                                13,000,000      6,800,000
   Assumed exercise of stock options, net of
            common shares assumed repurchased
            with the proceeds                             509,398         29,570
                                                      -----------    -----------

   Adjusted weighted average common shares
            outstanding                                13,509,398      6,829,570
                                                      -----------    -----------

   Diluted earnings per share                         $      0.02    $      0.09
                                                      -----------    -----------

-------------------------------------------------------------------------------
5.   Net Capital Requirements

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

     On September 30, 2000, Level Jump Trading's aggregate indebtedness and net capital were $89,109 and $561,709, respectively, a ratio of 0.16 to 1.00.

                                                Level Jump Financial Group, Inc.
                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)
September 30, 2000 and 1999
-------------------------------------------------------------------------------


6.  Segmented Information

     The Company is engaged in two lines of business: Broker-Dealer and Financial Public Relations. Each line of business is operated in separate subsidiaries. Level Jump Trading, the Broker-Dealer, is located in New York, NY and Fort Worth, TX. thestockpage.com, Financial Public Relations, is located in Toronto, Ontario, Canada. Prior to April 3, 2000, the Company operated in one line of business, Financial Public Relations, and comparative data is not included. The following is a summary of the Company's operations by business segment for the three months and nine months ending September 30, 2000:

                                                                       Financial
                                                         Broker-          Public
                                                          Dealer       Relations
                                                     -----------    ------------
For the three months ended September 30, 2000

Revenue                                              $    63,627    $   178,733
Cost of revenues                                          60,780         69,317
Operating expenses                                       256,750        224,470

Income (loss) from operations                        ($  253,903)   ($  115,054)

Investment income                                          1,949       (167,839)
                                                     -----------    -----------

Income (loss) before income taxes                    ($  251,954)   ($  282,893)
                                                     -----------    -----------

For the nine months ended September 30, 2000

Revenue                                              $   338,485    $   229,452
Cost of revenues                                         131,125        198,603
Operating expenses                                       408,359      1,379,304

Income (loss) from operations                        ($  200,999)   ($1,348,455)

Investment income                                        (69,708)       749,282
                                                     -----------    -----------

Income (loss) before income taxes                    ($  270,707)   ($  599,173)
                                                     -----------    -----------

September 30, 2000

Assets                                               $ 1,209,426    $ 1,226,438
                                                     -----------    -----------

6.  Commitments and Contingencies

     At September 30, 2000, thestockpage.com has current income taxes payable to the Canadian federal government and Ontario provincial government of $591,340. This liability is past due and interest is accruing at a rate of 9%. Because of operating losses, the decline in value of securities, limited cash flow, and intercompany loans that cannot be repaid immediately, thestockpage.com cannot repay its Federal and Provincial tax liabilities at this time. The Federal and Provincial governments have a number of options available to them when attempting to collect unpaid taxes including: attachment or seizure of assets, garnishment of accounts receivable, bank accounts or wages, and cancellation of thestockpage.com's articles of incorporation. To date, thestockpage.com has not entered into any formal repayment arrangements with the Federal government. thestockpage.com has agreed to repay approximately $2,700 per month to the Provincial government over the next 12 months at which time the repayment schedule will be reexamined. There is significant risk that thestockpage.com could be shut down by the Canadian Federal and/or Ontario Provincial governments because of its inability to repay its current income taxes.

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

     A previous contractor to Level Jump Trading has made a demand under the provisions of the Texas Deceptive Trade Practices-Consumer Protection Act. The demand alleges that Level Jump Trading owes the contractor $117,848 for past services. The proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. Management believes the demand is without merit and intends to defend against it vigorously. As part of the Purchase Agreement between the Company and the previous owner of Level Jump Trading (previously Southland Securities), the Company is indemnified for up to $150,000 for past liabilities. The Company has denied the previous contractor's demand and is waiting for a response from the previous contractor.

     The Company and a director settled a claim that had been brought against the Company and a director alleging that the Company, the director and a number of unrelated parties owed up to $90,000 as a finders fee for a transaction. The Company did not make any payments or provide any other consideration to settle the claim.

     Management is not currently aware of any other legal proceeds or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

7.   Subsequent Events

     On October 30, 2000, the Company approved the sale of thestockpage.com inc. to Robert Landau and David Roff, two directors, officers and shareholders of the Company. The motion was approved unanimously by the disinterested members of the board of directors. On October 31, the Company obtained shareholder consents from shareholders holding a majority of the issued and outstanding common shares and filed a preliminary information statement with the SEC. The sale of thestockpage.com is for consideration of $100; cancellation of the right to acquire 5,912,500 common shares of the Company; cancellation of the Class A preferred share and Class B preferred share of the Company; and cancellation of employment agreements between the Company, Robert Landau and David Roff. The Company anticipates accounting for the sale of thestockpage.com as a discontinued operation.

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

Introduction

The Company had a difficult quarter amid increasing competition for the provision of on-line investor relations services and volatile trading results in the broker-dealer subsidiary. In light of the negative operating results for the Company's subsidiaries during the last three quarters, the board of directors developed a restructuring plan and has begun the process of implementing it.

On October 30, 2000, the Company approved the sale of thestockpage.com inc. to Robert Landau and David Roff, two directors, officers and shareholders of the Company. The motion was approved unanimously by the disinterested members of the board of directors. On October 31, 2000 the Company obtained shareholder consents from shareholders holding a majority of the issued and outstanding common shares and filed a preliminary information statement with the SEC. The sale of thestockpage.com is for consideration of $100; cancellation of the right to acquire 5,912,500 common shares of the Company; cancellation of the Class A preferred share and Class B preferred share of the Company; and cancellation of employment agreements between the Company, Robert Landau and David Roff.

On November 2, 2000, certain shareholders including shareholders who are directors of the company agreed to sell 5,949,750 shares of issued and outstanding shares of common stock, or approximately 72 percent, of the Company to an unaffiliated entity. The purchaser expressed interest in building the broker-dealer and have already lent the Company $803,900 in market value of freely tradable common stock to capitalize the broker-dealer. If the sale closes, the existing board of directors and management of the Company will be replaced by a new board of directors to be named by the unaffiliated entity.

As part of the restructuring of the Company and its subsidiaries, the board of directors has filed a final return to dissolve Level Jump Financial Group

(Canada), Inc. and anticipates the completion of this within the next four months. The Company also intends to wind-up Level Jump Asset Management, Inc., a dormant subsidiary, within the next six months.

Upon completion of the restructuring, the Company will be able to focus on its core broker-dealer business, will have eliminated an unprofitable investor relations business, and should have access to additional capital through the new shareholders who have experience in raising funds for companies.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

For the three months ended September 30, 2000, revenues decreased by 82% to $242,360 from $1,313,470 for the prior comparable period. Investor relations' revenues decreased by 86%. thestockpage.com signed two new clients for significantly lower prices and for longer service terms than in the prior comparable period. Level Jump Trading contributed $67,627 in revenues to the Company. The broker-dealer had mixed trading results during the quarter.

The Company's gross profit as a percentage of revenues decreased to 53% for the three months ended September 30, 2000 from 85% for the prior comparable period. Gross profit margin in the broker-dealer was 4%. Cost of revenue consisted of clearing fees, ECN fees and commissions to traders. The unanticipated decline in gross profit margin in the broker-dealer was a result of lower than expected trading revenues. Gross profit margin from financial public relations was 61%. Cost of revenue consisted of direct salaries and costs for investor relations' campaigns. The gross profit margin from financial public relations has declined in 2000 as the price per client has dropped and the term and nature of services performed has increased.

Operating expenses for the three months ended September 30, 2000 were $481,220, a decrease from $523,143 in the prior comparable period. Sales and marketing expenses decreased to $1,959 from $20,567 for the prior comparable period. General and administration costs decreased to $461,895 from $502,576. This decrease is attributable to the restructuring program being implemented by the Company that includes a reduction in staff in thestockpage.com, the foregoing of management salaries by key management of the Company, and general cost cutting measures as opportunities arose.

For the three months ended September 30, 2000, investment income decreased to a loss of $165,890 from a loss of $47,535 in the prior comparable period. Investment income is primarily comprised of capital gains and losses on the sales of securities. Realized gains and losses are dependent on market and company specific conditions and can vary dramatically from quarter to quarter and year to year. In the three months ended September 30, 2000, Level Jump Asset Management realized a significant loss from warrants it was holding in one of its past clients and thestockpage.com realized a loss from stock that had been restricted for one year and had declined in price.

The Company's effective tax rate differs from the statutory tax rate because of operating losses in thestockpage.com and tax rate differences on capital gains between Canada and the United States.

For the three months ended September 30, 2000, the Company's net loss was $467,490 as compared to net income of $273,966 for the prior comparable period.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

For the nine months ended September 30, 2000, revenues decreased by 75% to $567,937 from $2,277,013 for the prior comparable period. Investor relations' revenues decreased by 90%. thestockpage.com signed two clients for significantly lower prices and for longer service terms as compared with the five clients signed in the prior comparable period. Level Jump Trading contributed $338,485 in revenues to the Company. The broker-dealer had mixed trading results during the entire period with an exceptional decline in September.

The Company's gross profit as a percentage of revenues decreased to 42% for the nine months ended September 30, 2000 from 81% for the prior comparable period. Gross profit margin in the broker-dealer was 61%. Cost of revenue consisted of clearing fees, ECN fees and commissions to traders. Gross profit margin from financial public relations was 13%. Cost of revenue consisted of direct salaries and costs for investor relations' campaigns. The gross profit margin from financial public relations has declined in 2000 as the price per client has dropped and the term and nature of services performed has increased.

Operating expenses for the nine months ended September 30, 2000 were $1,787,663, an increase from $969,898 in the prior comparable period. Sales and marketing expenses increased to $92,725 from $75,659 for the prior comparable period. This increase is attributable to financial public relations costs to increase Level Jump's profile in the investment community. Product development costs decreased to $0 from $10,480 for the prior comparable period. General and administration costs increased to $1,729,123 from $883,759. This increase is attributable to an allowance for doubtful accounts, increases in staff salaries in thestockpage.com during the first six months of 2000 and Level Jump Trading, rent expense from a larger office in Toronto, Ontario and offices in New York, NY and Fort Worth, TX, professional fees and regulatory fees.

For the nine months ended September 30, 2000, investment income increased to $679,574 from $210,400 in the prior comparable period. Investment income is primarily comprised of capital gains and losses on the sales of securities. Realized gains and losses are dependent on market and company specific conditions and can vary dramatically from quarter to quarter and year to year. In the nine months ended September 30, 2000, thestockpage.com realized substantial gains from two clients that experienced increases in stock prices since thestockpage.com began holding the securities.

The Company's effective tax rate differs from the statutory tax rate because of operating losses in thestockpage.com and tax rate differences on capital gains between Canada and the United States.

For the nine months ended September 30, 2000, the Company's net loss was $782,572 as compared to net income of $630,607 for the prior comparable period.

Liquidity and Capital Resources

At September 30, 2000, the Company had a net working capital deficit of $224,942. The Company's principal sources of liquidity include cash and cash equivalents, deposits with clearing broker, and investments in marketable securities.

At September 30, 2000, thestockpage.com has current income taxes payable to the Canadian federal government and Ontario provincial government of $591,340. This liability is past due and interest is accruing at a rate of 9%. Because of operating losses, the decline in value of securities, limited cash flow, and intercompany loans that cannot be repaid immediately, thestockpage.com cannot repay its Federal and Provincial tax liabilities at this time. The Federal and Provincial governments have a number of options available to them when attempting to collect unpaid taxes including: attachment or seizure of assets, garnishment of accounts receivable, bank accounts or wages, and cancellation of thestockpage.com's articles of incorporation. To date, thestockpage.com has not entered into any formal repayment arrangements with the Federal government. thestockpage.com has agreed to repay approximately $2,700 per month to the Provincial government over the next 12 months at which time the repayment schedule will be reexamined. There is significant risk that thestockpage.com could be shut down by the Canadian Federal and/or Ontario Provincial governments because of its inability to repay its current income taxes.

On August 1, 2000, the Company completed the repayment of its $500,000 bank loan.

The Company has a $2,107,478 deficit in cash from operating activities for the nine months ending September 30, 2000 compared to a deficit of $990,536 for the comparable prior period. The decrease in cash generated from operations during the nine months ending September 30, 2000 is primarily due to the net loss, increases in realized capital gains, deposits with clearing broker and investments in marketable securities - trading, and decreases in additional income taxes payable. Offsetting these amounts was a decrease in accounts receivable, accrued liabilities and fees satisfied by securities.

Net cash of $1,234,929 was generated by investing activities for the nine months ending September 30, 2000 due to sales of marketable securities of $1,506,284 that significantly exceeded purchases of fixed assets of $136,572 and the acquisition of Southland for $350,000. In the comparable prior period, net cash of $1,454,435 was generated by investing activities primarily due to the proceeds from sales of marketable securities of $563,517 and the decrease in amounts due from related parties of $910,380.

Net cash of $918,123 was generated by financing activities for the nine months ending September 30, 2000 due to issuance of common shares of $623,000 and the issuance of a note payable of $803,900 that was partially offset by repayment of the bank loan of $500,000. In the comparable prior period, a net deficit of $418,840 was caused by the payment of dividends and a decrease in amounts due to related parties.

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

On September 29, 2000, the Company received $803,900 fair value of freely tradable common stock of two United States Over-the-Counter Bulletin Board issuers from two external parties in a non-monetary transaction. In exchange for the common stock, the Company issued a note payable to the external parties. The amounts received were used to capitalize the Company's broker-dealer subsidiary. The note is non-interest bearing and has a maturity date of February 15, 2001. The Company can sell the common stock with prior permission from the lenders. Any amounts sold by the Company are repayable in cash on the maturity date. Any amounts still held as common stock are repayable in common stock on the maturity date. $400,000 in cash value of the note payable can be converted at the lenders' option into a 39.9% equity interest in the Company's broker-dealer subsidiary.

For the nine months ended September 30, 2000, the Company's net increase in cash and cash equivalents was $45,574 as compared to a net increase of $45,059 for the prior comparable period.

The Company expects to fund short-term operations and other cash expenditures through the use of available cash, sales of marketable securities, proceeds from the issuance of the note payable, and new equity sources. The Company has been covering losses through the sale of marketable securities, the issuance of common stock and the issuance of the note payable. The Company's investment position has declined significantly over the past nine months and the Company will not be able to continue covering losses in thestockpage.com beyond the next two months through the sale of marketable securities. It is the Company's intention to close the sale of thestockpage.com prior to December 31, 2000. The Company intends to use proceeds from the note payable to fund any working capital deficiencies in the broker-dealer. Management has implemented a restructuring plan which includes the sale of a controlling interest in the Company to unaffiliated parties that management believes has the ability to raise additional equity capital for the Company. There is no assurance that such equity capital will be raised. Over the long-term, management believes that to realize its business plan, the Company will need to raise significant external financing. If these funds are not raised, the Company will have to scale back the implementation of its broker-dealer strategy.

                           Part II - OTHER INFORMATION

Iem 1.  Legal Proceedings

The Company and a director settled a claim that had been brought against the Company and a director in the Superior Court of Ontario alleging that the Company, the director and a number of unrelated parties owed up to $90,000 as a finders fee for a transaction. The Company did not make any payments or provide any other consideration to the Plaintiff to settle the claim.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 31, 2000, the Company obtained the consent of 10 persons having the right to vote the equivalent of 12,619,553 shares of common stock which approved the sale of the Company's subsidiary, thestockpage.com inc., to Messrs. Robert Landau and David Roff, directors and officers of the Company. On October 31, 2000, the Company filed a preliminary Information Statement with the Securities and Exchange Commission reporting the consent action by the shareholders. The Company will file and distribute the definitive Information Statement immediately after the review period of the SEC has passed, which is anticipated to be about November 10, 2000.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Filed.

         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K to report the change of the independent accountants as of September 19, 2000. The Current Report disclosed that Simon, Krowitz, Bolin & Associates, P.A. are the new independent accountants of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: November 8, 2000                Level Jump Financial Group, Inc.


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