Form 10QSB/A
period 2000-09-30
LEVEL JUMP FINANCIAL GROUP INC
filed 2000-12-05
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                (Amendment No. 1)

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

                                                Level Jump Financial Group, Inc.
                                 Condensed Consolidated Statements of Operations
                                                                     (Unaudited)

                                                          For the        For the
                                                             Nine          Nine
                                                      Months Ended  Months Ended
                                                     Sep. 30, 2000 Sep. 30, 1999
                                                     ------------- ------------
Revenue
         Commissions                                 $    99,218            --
         Trading                                         120,552            --
         Investment banking                              118,715            --
         Investor relations                              229,452     $ 2,277,013
                                                     -----------     -----------

                                                         567,937       2,277,013

Cost of revenues                                         329,728         435,367
                                                     -----------     -----------

Gross profit                                             238,209       1,841,646
                                                     -----------     -----------


Operating expenses
         Sales and marketing                              92,725          75,659
         Product development                                --            10,480
        General and administration                    1,660,206         883,759
         Amortization of goodwill                         34,732            --
                                                     -----------     -----------

                                                       1,787,663         969,898
                                                     -----------     -----------

Income (loss) from operations                         (1,549,454)        871,748

Investment income                                        679,574         210,400
                                                     -----------     -----------

Income (loss) before income taxes                       (869,880)      1,082,148

Provision (recovery) for income taxes                    (87,308)        451,541
                                                     -----------     -----------

Net income (loss) for the period (Note 1)            ($  782,572)    $   630,607
                                                     ===========     ===========

Basic earnings (loss) per share (Note 4)             ($     0.10)    $      0.17

Diluted earnings (loss) per share (Note 4)           ($     0.10)    $      0.09

Shares used in per share
         calculation - basic                           8,156,982       3,700,000

Shares used in per share
         calculation - diluted                         8,156,982       6,829,570


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

Operating expenses for the nine months ended September 30, 2000 were $1,787,663, an increase from $969,898 in the prior comparable period. Sales and marketing expenses increased to $92,725 from $75,659 for the prior comparable period. This increase is attributable to financial public relations costs to increase Level Jump's profile in the investment community. Product development costs decreased to $0 from $10,480 for the prior comparable period. General and administration costs increased to $1,660,206 from $883,759. This increase is attributable to an allowance for doubtful accounts, increases in staff salaries in thestockpage.com during the first six months of 2000 and Level Jump Trading, rent expense from a larger office in Toronto, Ontario and offices in New York, NY and Fort Worth, TX, professional fees and regulatory fees.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Filed.

         27.1  Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report on From 10QSB to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: December 5, 2000                 Level Jump Financial Group, Inc.


                                        By: /s/ Brice Scheschuk
                                            -----------------------------
                                              Brice Scheschuk
                                              Secretary
                                             (Principal Financial and
                                              Accounting Officer)