Form 10KSB40
period 2000-12-31
LEVEL JUMP FINANCIAL GROUP INC
filed 2001-04-12
CIK 353200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2000
                         ----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------     ---------------------

Commission file number   0-1-12023
                      --------------

                        LEVEL JUMP FINANCIAL GROUP, INC.
                       ----------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Florida                                           N/A
--------------------------------            -------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

1980 Post Oak Blvd., Suite 1777
Houston, Texas                                              77056
----------------------------------------       ---------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number:   (713) 961-4004
                          -----------------

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
Yes X    No
   ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $542,817

         As of March 1, 2001, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was $1,594,250. At March 2, 2001, 9,358,250 shares of issuer's Common Stock were outstanding.

                        LEVEL JUMP FINANCIAL GROUP, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                 PAGE NO.
-------                                                                 --------

PART I

Item 1     Description of Business                                           3

Item 2     Description of Property                                           7

Item 3     Legal Proceedings                                                 8

Item 4     Submission of Matters to a Vote of Security Holders               8

PART II

Item 5     Market for Common Equity and Related Stockholder Matters          8

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                         10

Item 7     Financial Statements and Supplementary Data                      13

Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         14

PART III

Item 9     Directors and Executive Officers of the Registrant               15

Item 10    Executive Compensation                                           16

Item 11    Security Ownership of Certain Beneficial Owners and Management   17

Item 12    Certain Relationships and Related Transactions                   17

PART IV

Item 13    Exhibits, Financial Statement Schedules and Reports on Form 8-K  20

                                     PART I

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

On October 20, 1999, the board of directors of the company (at the time Caldera Corporation) entered into an Agreement and Plan of Exchange with Level Jump Financial Group, Inc. ("Level Jump Colorado"), a Colorado corporation, which was consummated on October 28, 1999, whereby the company issued 5,087,500 shares of Common Stock in exchange for all 3,700,000 shares of common stock of Level Jump Colorado. In addition, the company agreed to assume obligations of Level Jump Colorado to issue shares of Common Stock that could result in the issuance of 5,912,500 Shares under exchangeable share agreements and 2,750,000 Shares under a Performance Equity Plan. As part of the transaction, the board of directors of Level Jump Colorado were appointed to the board of directors of the company and former directors of the company resigned from the board of directors. Prior to the company's acquisition of Level Jump Colorado, the company had no significant operations. The transaction was accounted for as an issuance of stock by the company for the net assets of Level Jump Colorado, accompanied by a recapitalization. Level Jump Colorado's assets were recorded at carryover basis and no goodwill was recorded from the transaction. Level Jump Colorado's historical financial statements became those of the company. On January 31, 2000, the company completed a reorganization whereby Level Jump Colorado was merged into the company and all obligations of Level Jump Colorado were assumed by the company.

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

On April 3, 2000, the company acquired Southland Securities Corporation ("Southland"), a National Association of Securities Dealers ("NASD") registered broker-dealer. Southland was incorporated on July 1, 1996 in the state of Texas. The original name of Southland was Birchman Financial Group, Inc. On August 12, 1996, the company name was changed to Southland Securities Corporation. On April 7, 2000, the company name was changed to Level Jump Trading, Inc. On November 3, 2000, the company name was changed to BNJ Capital Securities Corp ("BNJ"). The purchase price for the acquisition was $350,000. The acquisition was accounted for as a purchase and $347,323 of goodwill was booked.

References to the company are to Level Jump Financial Group, Inc., a Florida corporation, and its subsidiary BNJ.

Restructuring

During the fourth quarter 2000, the board of directors of the company initiated a restructuring of the company in response to a lack of profitability at its subsidiaries and a difficult market climate for equity financing. On December 12, 2000, thestockpage.com, a significant subsidiary of the company, upon finalization of shareholder approval, was sold to two members of the board of directors. On December 18, 2000, related party debtholders converted $611,595 in loans into Class C Preferred Stock of the company. On December 28, 2000, Level Jump Asset Management, Inc., a dormant subsidiary of the company, was wound up. On February 15, 2001, the board of directors of the company sold a controlling interest in the company to Jacob International Inc. As part of the sale agreement, the existing board of directors resigned and were replaced by a new board of directors appointed by Jacob International.

Sale of thestockpage.com

Economic and business challenges which thestockpage.com had experienced during the last year led the board of directors to undertake a general review of the company's long-term strategy and prospects for thestockpage.com's business. As a result of a number of factors, the board of directors determined to consider a sale of thestockpage.com as a means of preserving shareholder value. The board of directors determined, however, not to publicly solicit buyers for thestockpage.com since such methods would, in its view, have given the impression that the company was in a distressed position.

Beginning in 1999 and continuing in 2000, the business of thestockpage.com began to encounter increasing competition from Internet investor relations companies and other Internet financial service companies, as well as base competition from other investor relations companies. During the same period, the company incurred increasing expenses related to thestockpage.com's operations in an attempt to meet competition and to expand the business. thestockpage.com's revenues for the nine months ended September 30, 2000 declined to $242,360 from $1,313,470 in the comparable period in 1999. thestockpage.com signed up only two new clients in 2000 and had no strong prospects for additional clients. Based on management's projections, the board of directors did not expect thestockpage.com's revenues or numbers of clients to improve in the future.

On October 30, 2000, the board of directors met to consider the general terms and conditions of a proposed sale of thestockpage.com. In its evaluation, the board of directors reviewed the operations of the company and the actions taken by management to contain expenses associated with its overall operations and the business of thestockpage.com. The company had reduced thestockpage.com's staff by half and stopped paying management salaries as a result of the overall liquidity crunch being experienced by the company. A significant portion of the capital resources of the company during fiscal year 2000 were being devoted to thestockpage.com. Based on these factors, the board of directors determined that in light of the liquidity crunch, this use of capital was not in the best interests of the company. In addition, because of the overall liquidity crunch, the then independent auditors of the company insisted on including a going concern note in the financial statements for the fiscal quarter ended June 30, 2000. thestockpage.com continued to carry a large tax obligation to the Canadian government and did not have any liquid assets to pay the amount due. thestockpage.com had largely liquidated the assets that it could sell to cover its expenses to date. Therefore, based on the absence of positive prospects for thestockpage.com and its continuing expenses and current obligations, the board of directors concluded that it was important to explore the possibility of selling thestockpage.com.

On October 30, 2000, the disinterested members of the Board approved the sale of thestockpage.com and authorized the company's officers to obtain written consents from the holders of a majority of the outstanding voting securities of the company to approve the sale. On or before October 31, 2000, ten shareholders who included the four directors and officers of the company who were the owners of record of the company's voting securities having the right to vote the equivalent of 12,619,563 shares of Common Stock (89.11%) executed and delivered to the company their written consent to the sale.

The board of directors announced that the close of business on October 31, 2000 was the record date for the determination of shareholders entitled to notice about the proposal authorizing the sale of the thestockpage.com to Robert Landau and David Roff, two of the company's officers and directors. The consideration to be paid by Landau and Roff was (i) the cancellation of 5,912,500 shares of thestockpage.com's exchangeable stock, each share exchangeable upon certain conditions into one share of the company's common stock, par value $.0025 per share, (ii) the surrender for cancellation of each share of the company's Class A Preferred Stock and Class B Preferred Stock held by Landau or Roff, (iii) the cancellation of employment agreements that the company has with each of Landau and Roff, and (iv) $100 in cash.

On December 12, 2000, the sale of thestockpage.com was completed. The company accounted for the sale as a discontinued operation.

Class C Preferred Stock

On December 18, 2000, the company issued Class C Preferred Stock to thestockpage.com in cancellation of $611,595 of loans that thestockpage.com had made to the company. The Class C Preferred Stock consists of 58,000 shares, with a stated value of $10.00 per share. The Class C Preferred Stock does not have any redemption rights or, except as required by law, any voting rights. The Class C Preferred Stock is entitled to non-cumulative, cash dividends of 6% per annum, as and when declared by the board of directors. The Class C Preferred Stock is convertible into 2,320,000 shares of Common Stock at the rate of 40 shares of Common Stock for each share of preferred stock, subject to adjustment to protect against dilution, including stock dividends, stock subdivisions or splits, stock combinations and reclassifications and consolidations, mergers and reorganizations where the company is not the surviving entity.

Sale of Controlling Interest in the Company

On November 2, 2000, a group of eight shareholders including the four then current directors of the company contracted to sell 5,949,750 outstanding shares of common stock of the company to Jacob International Inc., a Wyoming corporation, in a private sale. The sale was consummated as of March 13, 2001. The stock represents approximately 64% of the outstanding common stock of the company on that date.

In connection with the sale of the shares, Messrs. Marc Harris Nathan, Robert E. Singer and Ms. Debra J. Hite-Gilbert were appointed directors by the previous board of directors. After the appointment, the existing directors resigned. The change of directors occurred on March 13, 2001. Mr. Singer was appointed the president of the company and Mr. Nathan the secretary and treasurer of the company. Mr. Nathan controls Jacob International Inc.

Current Business Activities

General

Level Jump, through its subsidiary BNJ, provides market making and brokerage services to institutional and high net worth investors; trading for its own accounts; and corporate finance services to small- and micro-cap issuers.

         Market Making/Trading - BNJ engages in buying and selling securities on behalf of its own trading accounts, usually with other dealers on the other side of a transaction. In market making transactions, BNJ stands ready to buy or sell a particular security at a price quoted by BNJ. BNJ is a market maker in approximately 150 issues. BNJ makes markets in NASDAQ, OTC Bulletin Board ("OTC-BB") and Pink Sheets securities.

         Brokerage - BNJ has approximately 700 customer accounts. Clients consist of individuals and institutions, many of whom are sophisticated securities investors. Customer accounts are carried on a "fully disclosed" basis by Penson Financial Services, Inc. ("Penson") The clearing agreement between BNJ and Penson provides that customer securities positions and credit balances held at Penson are insured by Securities Investors Protection Corp. for a maximum of $500,000 including $100,000 coverage of cash balances. Penson also has supplemental insurance protection of $24,500,000 through Nation Union Fire Insurance Company of Pittsburgh, PA.

         Corporate Finance - BNJ provides corporate finance services including private placements of equity securities and initial listings on the OTC-BB. BNJ assists clients with structuring transactions, identifying merger and acquisition candidates and raising funds.

Corporate Strategy

The company's corporate strategy is to continue to grow its broker-dealer business through internal expansion as well as acquisitions. The company does not have any agreements at this time for any acquisitions. Acquisition may be effected by merger, combination, purchase of controlling interest or purchase of assets or specific business divisions.

Operations

BNJ does not hold client funds or securities and does not directly process back office operations. BNJ clears all transactions with Penson, a large well-established clearing firm. All clearing activities are carried on a fully disclosed basis with BNJ's customers. These clearing services are furnished to BNJ and its clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which BNJ cannot collect from the customer, BNJ is generally liable for such losses. BNJ maintains its back office and compliance divisions to supervise activities generally and to ensure financial and regulatory compliance with applicable rules.

Vendors

BNJ employs a multitude of third party vendors that supply it with information services and software, including stock quotations, stock trading charts, news and financial data. BNJ has alternate sources for these services and, accordingly, does not consider itself dependent on any one or more of these suppliers.

Competition

The securities industry is very competitive and, with technical innovation, is becoming even more so. BNJ encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources. Many of these competitors now offer a wider range of financial services. In addition to competition from firms currently in the securities business there has recently been increasing competition from other sources such as commercial banks and insurance companies offering financial services.

Government Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. BNJ is registered as a broker/dealer with the SEC. Much of the regulation of broker/dealers has been delegated to self-regulated organizations, principally the NASD, national securities exchanges and NASDAQ. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, but not with protecting the interests of BNJ's stockholders. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

BNJ's registered representatives are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business.

Net Capital Requirements

The SEC, NASD and various other regulatory agencies have rigid rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule which BNJ must comply with. Net capital is defined as assets minus liabilities plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, on a stringent basis. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of December 31, 2000, BNJ was required to maintain minimum net capital, in accordance with SEC rules, of $100,000 and had total net capital of approximately $265,648 or approximately $165,648 in excess of its minimum net capital requirements.

If BNJ fails to maintain the required net capital, BNJ may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit BNJ's operations that require the intensive use of capital and could limit BNJ's ability to expand its business.

Personnel

As of March 15, 2001, the company employs a total of five full-time and one part-time persons. The company's relations with its employees are generally good and the company has no collective bargaining agreements with any labor unions.

Item 2.  Description of Property

BNJ leases office facilities in New York, NY and Fort Worth, TX. The lease in New York, NY was entered into in 1999 for a period of five years with annual payments of approximately $55,000. The lease in Fort Worth, TX is month-to-month with monthly payments of approximately $800. The leases comprise an aggregate of approximately 2,000 square feet. The company believes that it has adequate space for its short-term needs.

The company is a guarantor on a lease for office space in Toronto, Ontario, Canada entered into by thestockpage.com, a previously owned subsidiary. thestockpage.com no longer occupies the premises and has subleased the entire office space to an unrelated external party. The sublease is for the term of the lease with minimum annual sublease payments that exceed the minimum lease payments required to be made by thestockpage.com. The lease is for a period of five years with an option to renew for an additional five-year period. Annual lease payments under the original lease are approximately $94,000. The lease comprises an aggregate of approximately 5,000 square feet.

Item 3.  Legal Proceedings

On May 31, 2000, a previous contractor to BNJ made a demand under provisions of the Texas Deceptive Trade Practices-Consumer Protection Act. The demand alleges that BNJ owes the contractor up to $117,848 for past services. $17,848 of the claim relates to the company and $100,000 relates to the previous owner of BNJ, of which the company is indemnified in full. On July 18, 2000, BNJ denied the previous contractor's demand. BNJ has received no response from the previous contractor since denying the claim. BNJ contacted the previous contractor's legal counsel in September 2000 and was told that the previous contractor had not yet responded to BNJ's denial of demands. In December 2000, BNJ and its legal counsel agreed to close the file as no response had been received from the previous contractor. Management believes the demand is without merit and intends to defend against it vigorously if necessary.

On May 18, 2000, BNJ settled an arbitration alleging that BNJ conspired with an individual who purchased stock without sufficient funds. The previous owner of BNJ agreed to pay $175,000 to the claimant which was paid directly by the previous owner and was not recorded in the books of BNJ.

On June 29, 2000, BNJ was dismissed as a respondent in an arbitration relating to the trading activities of a former employee. BNJ did not have to pay damages as part of its dismissal.

On September 27, 2000, the company and a director settled a claim that had been brought against the company and a director alleging that the company, the director and a number of unrelated parties owed up to $90,000 as a finders fee for a transaction. The company did not make any payments or provide any other consideration to settle the claim.

On December 12, 2000, the company and a previously owned subsidiary settled a lawsuit with a past customer of the subsidiary. The company did not make or receive any payments or provide or receive any other consideration in settling the claim.

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with the sale of thestockpage.com, the company obtained the written consents of shareholders to approve the transaction. The written consents were obtained from shareholders of record as of October 31, 2000 and were signed as of that date. Persons having the right to vote 12,619,563 shares of common stock and their equivalent, representing 89.11% of the total number of votes that could consent in the matter, approved the sale. On November 10, 2000 the company distributed an information statement in respect of the action taken by the shareholders.

Item 5.  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

The company's common stock was accepted for trading on the OTC-BB on March 5, 1999. From acceptance until January 14, 2000, the common stock traded under the symbol CLDF. On January 14, 2000, the company's ticker symbol was changed to LJMP. The following table shows the high and low bid prices of the company's common stock as reported by the OTC-BB for the periods indicated.

                                            High         Low
                                            ----         ---
Fiscal 1999
         First Quarter (beginning March 5)  $9.00        $1.00
         Second Quarter                     $8.50        $6.50
         Third Quarter                      $8.00        $4.00
         Fourth Quarter                     $7.625       $4.00

Fiscal 2000
         First Quarter                      $7.4375      $1.375
         Second Quarter                     $1.625       $0.5312
         Third Quarter                      $0.6875      $0.1875
         Fourth Quarter                     $0.3125      $0.1562

The closing sale price of the company's common stock as reported on the OTC-BB on March 1, 2001 was $0.50 per share. On March 2, 2001, there were 1,404 holders of record of the company's common stock.

The market price of the company's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software, services or products by the company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many financial services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the company's common stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation sometimes has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the company's business, financial condition and operating results.

Dividends

Level Jump has not declared or paid cash dividends on its capital stock during the last five years. Prior to that time, existing management is unaware of any dividend payments.

Level Jump currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon a number of factors, including future earnings, the success of the company's business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the board of directors may deem relevant.

Recent Sales of Unregistered Securities

Preferred Stock

On January 31, 2000, in connection with the merger of Level Jump Colorado into Level Jump, the company issued one share each of the Class A Preferred Stock $.0025 par value and Class B Preferred Stock, $.0025 par value to the two holders of preferred stock of Level Jump Colorado as an exchange of securities.

The exchange was made on the basis of Section 4(2) of the Securities Act of 1933, to accredited/sophisticated investors.

As a condition of closing the sale of thestockpage.com, inc., on December 12, 2000 the company cancelled the shares of Class A Preferred Stock, and the Class B Preferred Stock.

On December 18, 2000, the company issued 58,000 Class C Preferred Stock, $10 stated value, to thestockpage.com in cancellation of a loan for $611,595 made by thestockpage.com to the company. The Class C Preferred Stock do not have any redemption rights or, except as required by law, any voting rights. The Class C Preferred Stock is entitled to non-cumulative, cash dividends of 6% per annum, as and when declared by the board of directors. The Class C Preferred Stock is convertible into 2,320,000 common shares at the rate of 40 common shares for each share of preferred stock, subject to protection against dilution, including stock dividends, stock subdivisions or splits, stock combinations and reclassifications and consolidations, mergers and reorganizations where the company is not the surviving entity. The issuance was made on the basis of
Section 4(2) of the Securities Act of 1933, to accredited/sophisticated investors.

Common Stock

On January 24, 2000, Level Jump sold 178,000 shares to four accredited or sophisticated investors at a price of $2.50 per share. The net proceeds were $445,000. The issuance was made on the basis of Section 4(2) of the Securities Act of 1933, to accredited/sophisticated investors.

On January 24, 2000, the company issued 20,000 common shares as compensation for a consulting agreement for investor relations and financial advisory services. The contract was for a term of nine months and the company recognized consulting expenses of $102,500 during the term of the contract. The issuance was made on the basis of Section 42) of the Securities Act of 1933 to a sophisticated investor.

On April 13, 2000, the company issued 186,000 common shares at a price per share of $1.00 for total proceeds of $186,000. The company paid a commission to a finder of $8,000 and 2,000 common shares. The issuance was made on the basis of
Section 4(2) of the Securities Act of 1933, to accredited/sophisticated investors.

On August 29, 2000, the company cancelled 1,375,000 management stock options to reduce the total number of options outstanding to 469,725.

Item 6.  Management's Discussion and Analysis of Financial Condition

This document contains forward-looking statements, including statements regarding Level Jump's strategy, financial performance and revenue sources which involve risks and uncertainties. The company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the risk factors section and elsewhere in this Form 10-KSB.

Introduction

The major events of the past year for the company included:

         o        Purchase of BNJ, a NASD registered broker-dealer.

         o        Sale of thestockpage.com, the investor relations subsidiary.

         o Conversion of $611,595 in related party debts to Class C Preferred Stock.

         o Sale of a controlling interest in the company to Jacob International Inc., a Texas-based venture capital company.

         o Replacement of the board of directors with a new group appointed under the direction of Jacob International Inc.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The sale of thestockpage.com was accounted for as a discontinued operation. This discussion focuses on continuing operations of the company over the past two years.

For the year ended December 31, 2000, revenues increased by 452% to $542,817 from $99,348 for the prior fiscal year. The increase is attributable to the purchase of BNJ and active expansion into the broker-dealer business. In 1999, the company received one mandate to provide investment banking services. In 2000, the company has diversified its revenue streams and begun to build its broker-dealer businesses.

Expenses for the year ended December 31, 2000 were $1,595,655, an increase from $148,176 in the prior fiscal year. Expenses increased in all categories as the company purchased BNJ and assumed the overhead of a broader based broker-dealer business. Specific expense increases include compensation and benefits by $367,285, clearance fees by $126,434, communications and data processing by $96,531, amortization of goodwill by $52,098, and other expenses by $744,077.

The company had a loss for tax purposes in 2000 and 1999. The tax provision of $684 in 2000 and $1,678 in 1999 primarily represent state taxes payable. The company did not recognize a deferred tax asset for tax loss carryforwards as the company can not determine when, if ever, it will be able to use the tax loss carryforwards.

For the year ended December 31, 2000, the company's net loss from continuing operations was $1,053,522 as compared to a net loss of $51,506 from continuing operations for the prior year.

For the year ended December 31, 2000, the company's net loss was $1,624,748 as compared to net income of $553,439 for the prior year. In 2000, the company had a net loss from discontinued operations of $101,044 and a loss on disposal of $470,182. In 1999, the company had net income from discontinued operations of $604,945.

Liquidity and Capital Resources

At December 31, 2000, the company had net assets of $288,406. In accordance with GAAP for broker-dealers, the company does not classify its assets and liabilities as current and non-current. The company's principal sources of liquidity include deposits with its clearing broker and marketable securities owned. The company's primary liquid obligations include payables to its clearing broker and a note payable to related parties of the new owner of the company.

The company has a $1,079,449 deficit in cash from operating activities in fiscal 2000 compared to a deficit of $138,537 during fiscal 1999. The decrease in cash generated from operations during fiscal 2000 is primarily due to the net loss from continuing operations, the increase in deposits with the clearing broker and marketable securities owned and the decrease in deferred revenues.

The company has a $456,247 deficit in cash from investing activities compared to a deficit of $10,761 during fiscal 1999. The decrease in cash generated from investing activities during fiscal 2000 is primarily due to the acquisition of BNJ and the purchases of fixed assets.

Net cash of $1,546,361 was generated by financing activities in fiscal 2000 due to the proceeds from issuance of common shares, Class C Preferred Stock and the note payable.

For fiscal year 2000, the company's net increase in cash and cash equivalents was $10,665 compared to a net increase of $8,988 in the prior fiscal year.

The company expects to fund short-term operations and other cash expenditures through the use of available cash and liquidity, cash infusions from related parties of the principal stockholder and management, and new equity sources. The company has been covering losses through the issuance of common stock and the issuance of the note payable. Over the long-term, management believes that to realize its business plan, the company will need to raise significant external financing. There are no assurances that the company will be able to raise these funds.

The independent auditors have issued their opinion on the financial statements on the basis that the company will continue as a going concern. As discussed in
Note 17 to the financial statements, the company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management is actively seeking new business and if necessary are capable of providing funds to the company to bring it into a profitable position, although there is no contractual agreement to provide such funding.

Item 7.  Financial Statements
                                                                           Page
         Index to Consolidated Financial Statements:

            Report of Simon Krowitz Bolin & Associates, P.A. on the
            Consolidated Financial Statements as of December 31, 2000
            and 1999 and for the year then ended                             F-1

            Consolidated Balance Sheets as of December 31, 2000 and 1999     F-2

            Consolidated Statements of Operations for the years ended
            December 31, 2000 and 1999                                       F-3

            Consolidated Statements of Stockholders' Equity for the years
            ended December 31, 2000 and 1999                                 F-4

            Consolidated Statements of Cash Flows for the years ended
            December 31, 2000 and 1999                                       F-5

            Notes to the Consolidated Financial Statements                   F-6

                     SIMON KROWITZ BOLIN & ASSOCIATES, P.A.
                         11300 ROCKVILLE PIKE, SUITE 800
                            ROCKVILLE, MARYLAND 20852


Board of Directors
Level Jump Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Level Jump Financial Group, Inc., and Subsidiary (the "Company") as of December 31,2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended that you are filing pursuant to rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

We conducted our audit with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level Jump Financial Group, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years than ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Simon Krowitz Bolin & Associates PA.

March 30, 2001
Rockville, Maryland

Level Jump Financial Group, Inc.
Consolidated Balance Sheets
(in United States dollars)

                                                                        December 31, 2000   December 31, 1999
Assets

Cash and cash equivalents                                            $      19,653         $      8,988
Deposits with clearing broker                                              357,273                    -
Receivable from clearing broker                                             12,258                    -
Receivable from customer (net of allowance of
  2000 - $52,491, 1999 - $nil)                                                   -                    -
Securities owned
   Marketable, at market value                                             270,848                    -
   Not readily marketable, at estimated fair value                          63,300              196,730
Prepaid expenses and deposits                                               30,281               28,011
Deferred income taxes                                                            -                    -
Fixed assets                                                               146,013               10,263
Goodwill                                                                   295,225                    -
Net assets of discontinued operations                                            -            1,443,404
                                                                     ----------------------------------
                                                                     $   1,194,851         $  1,687,396
                                                                     ==================================

Liabilities and Shareholders' Equity

Liabilities
   Payable to clearing broker                                        $     257,563        $           -
   Securities sold, not yet purchased, at market value                       8,081                    -
   Accounts payable                                                         63,221               25,409
   Accrued liabilities                                                      11,976                3,877
   Note payable                                                            433,957                    -
   Obligations under capital lease                                          87,994                    -
   Deferred income taxes                                                         -                    -
   Deferred revenues                                                        10,000               98,365
   Due to related parties                                                   31,945              154,586
   Income taxes payable                                                          -                1,678
   Deferred lease inducements                                                1,708                8,443
                                                                       --------------------------------
                                                                           906,445              292,358

Shareholders' equity
   Share capital
      Authorized
         1999 - 4,999,998 Preferred shares, $.0025 par value
         1999 - 1 Preferred share, Class A, $.0025 par value                                          -
         1999 - 1 Preferred share, Class B, $.0025 par value                                          -
         2000 - 4,942,000 Preferred shares, $.0025 par value
         2000 - 58,000 Preferred shares, Class C, $10 stated value
         200,000,000 Common shares, $.0025 par value
      Issued
         58,000 Preferred shares, Class C, $10 stated value                580,000                    -
         8,778,000 Common shares, $.0025 par value                          21,945               19,659
   Par value in excess of capital                                          792,858              (16,419)
   Retained earnings                                                    (1,106,397)             518,351
   Accumulated other comprehensive income                                        -              873,447
                                                                       --------------------------------
                                                                           288,406            1,395,038

                                                                     $   1,194,851        $   1,687,396
                                                                       ================================

The accompanying notes are an integral part of these financial statements.

Level Jump Financial Group, Inc.
Consolidated Statements of Operations
(in United States dollars)

                                                                     For the    For the
                                                                  Year Ended   Year Ended
                                                               Dec. 31, 2000 Dec. 31, 1999
Revenue
   Commissions                                                  $   159,825   $        -
   Trading                                                          191,462            -
   Interest                                                           3,184            -
   Investment banking                                               148,715       98,365
   Investments                                                       39,631            -
                                                                          -          (17)
                                                                -----------   -----------
                                                                    542,817       98,348

Expenses
   Compensation and benefits                                        367,285            -
   Clearance fees                                                   126,434            -
   Communications and data processing                                96,531            -
   Interest                                                          28,622            -
   Occupancy                                                         32,432            -
   Amortization of goodwill                                          52,098            -
   Other expenses                                                   892,253      148,176
                                                                -----------   -----------
Total operating expenses                                          1,595,655       48,176

                                                                -----------   -----------
Income (loss) from continuing operations before
   income taxes                                                  (1,052,838)     (49,828)
Provision for (recovery of) income taxes                                684        1,678

                                                                -----------   -----------
Net income (loss) from continuing operations                     (1,053,522)     (51,506)

Income (loss) from discontinued operations,
    net of applicable tax benefit (provision)
    of $85,926 in 2000 and ($381,784) in 1999                      (101,044)     604,945

Loss on disposal including operating losses of
    $51,470 through the phase-out period
    (net of  income tax benefit of $nil)                           (470,182)           -
                                                                -----------   ----------
Net income (loss)                                               $(1,624,748)  $  553,439
                                                                ===========   ===========

Basic earnings (loss) per common share:
   Continuing operations                                              (0.13)       (0.01)
   Discontinued operations:
      Income (loss) from operations                                   (0.01)        0.08
      Loss on disposal                                                (0.06)           -
                                                                -----------   -----------
                                                                $     (0.20)  $     0.07
                                                                ===========   ===========

Diluted earnings per common share:
   Continuing operations                                              (0.13)       (0.01)
   Discontinued operations:
      Income (loss) from operations                                   (0.01)        0.08
      Loss on disposal                                                (0.06)           -
                                                                -----------   ----------
                                                                $     (0.20)  $     0.07
                                                                ===========   ===========

Shares used in per share calculation - basic                      8,253,556    7,863,500

Shares used in per share calculation - diluted                    8,253,556    7,863,500

The accompanying notes are an integral part of these financial statements.

Level Jump Financial Group, Inc.
Consolidated Statements of Shareholders' Equity
(in United States dollars)
For the years ended December 31, 2000 and 1999

                                                                                                     Accumulated          Compre-
                                                                            Per Value                    Other            hensive
                                       Preferred Shares   Common Shares     In Excess   Retained       Comprehensive      Income
                                     Number   Amount     Number    Amount   of Capital  Earnings     Income     Total      (Loss)
                                                                                                     (Loss)
Balance at December 31,
   1998                                                      100        72               329,350     53,856  383,278

Dividends paid                                                                          (364,510)           (364,510)
Issuance of preferred
   share, Class A                      1                                                                           -
Issuance of preferred
   share, Class B                      1                                                                           -
Issuance of common shares                              3,700,000    37,000                                    37,000
Change in par value                                                (33,300)                                  (33,300)
Exchange of preferred
   shares for exchangeable
   preferred shares
   in subsidiary                                            (100)      (72)                  72                   -
Recapitalization upon
   reverse acquisition                                 1,387,500     9,018     (9,018)                             -
Acquisition of Caldera
   Corporation                                         2,776,000     6,941     (7,401)                          (460)
Comprehensive income
   Net income                                                                           553,439              553,439     553,439
   Net unrealized gain
     on securities net
     of reclassification
     adjustment                                                                                     819,591  819,591     819,591
                                                                                                                        --------
Comprehensive income                                                                                                   1,373,030
                                 --------------------------------------------------------------------------------------=========
Balance at December 31,
   1999                              2          -    7,863,500    19,659     (16,419)   518,351   873,447  1,395,038

Issuance of common shares,
   Jan. 24                                             178,000       445     444,555                         445,000
Issuance of common shares
   for services, Jan. 24                                20,000        50     102,450                         102,500
Issuance of common shares,
   Apr. 13                                             188,000       470     177,530                         178,000
Issuance of common shares
   for services, Nov. 9                                510,000     1,275      49,725                          51,000
Cancellation of preferred
   shares, Class A and B,
   Dec. 12                         (2)       -                                                                     -
Issuance of common shares
   for services, Dec. 14                                18,500        46      3,422                            3,468
Issuance of preferred
   shares, Class C, Dec. 18    58,000    580,000                             31,595                          611,595
Comprehensive income
   Net loss                                                                          (1,624,748)          (1,624,748) (1,624,748)
   Net unrealized loss
     on securities net of
     reclassification
     adjustment                                                                                 (873,447)   (873,447)   (873,447)
                                                                                                                      ----------
Comprehensive income                                                                                                  (2,498,195)
                             ----------------------------------------------------------------------------------------===========
Balance at December 31,
   2000                       58,000    $580,000     8,778,000  $ 21,945   $792,858 $(1,106,397)$      - $   288,406
                             =======================================================================================

Disclosure of reclassi-
   fication adjustment:
Unrealized holding gains
   arising during the year
   ended December 31, 1999  1,455,422
Less: Reclassification
   adjustment for realized
   capital gains included
   in net income              230,184
                            ----------
Unrealized gains on
   securities               1,225,238
Less: Tax expense            (405,647)
Net unrealized gain on
   securities                 819,591
                           ==========



Unrealized holding losses
   arising during the
   year ended December
   31, 2000                (1,577,189)
Less: Reclassification
   adjustment for realized
   capital gains included
   in net income                    -
                            ----------
Unrealized losses on
   securities              (1,577,189)
Add: Tax benefit              703,742
Net unrealized gain
   on securities             (873,447)
                           ==========

The accompanying notes are an integral part of these financial statements.
                                      F-4

Level Jump Financial Group, Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

                                                                         For the      For the
                                                                      Year Ended    Year Ended
                                                                   Dec. 31, 2000   Dec. 31, 1999
 Cash flows from operating activities
 Net income (loss) from continuing operations                      $   (1,053,522)   $    (51,506)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations
       Amortization                                                       105,992             398
       Permanent impairment in securities owned, not readily marketable   196,730               -
       Fees satisfied by securities                                       (60,000)       (196,730)
       Consulting and compensation expenses satisfied by securities       156,968               -
    Changes in assets and liabilities of continuing operations, net of business combinations
          Deposits with clearing broker                                  (345,400)              -
          Receivable from clearing broker                                 (12,258)              -
          Marketable securities owned, at market value                   (270,848)              -
          Prepaid expenses and deposits                                    (2,270)        (28,011)
          Payable to clearing broker                                      257,563               -
          Securities sold, not yet purchased, at market value               8,081               -
          Accounts payable                                                 28,671           24,909
          Accrued liabilities                                               8,099            3,877
          Deferred revenues                                               (88,365)          98,365
          Income taxes payable                                             (1,678)           1,678
          Deferred lease inducements                                       (6,735)           8,443
                                                                   --------------------------------
 Net cash used in continuing operations                                (1,078,972)        (138,577)
 Net cash used in discontinued operations                                    (477)              40
                                                                   --------------------------------
 Net cash provided by (used in) operations                             (1,079,449)        (138,537)


 Cash flows from investing activities
    Purchases of fixed assets                                            (102,947)         (10,661)
    Purchases of not readily marketable securities                         (3,300)            (100)
    Acquisition of Southland Securities Corporation                      (350,000)               -
                                                                   --------------------------------
                                                                         (456,247)         (10,761)

 Cash flows from financing activities
    Due to related parties                                               (122,641)         154,586
    Proceeds from note payable                                            433,957                -
    Proceeds from issuance of common shares                               623,000            3,700
    Proceeds from issuance of preferred shares, Class C                   611,595                -
    Obligations under capital lease                                           505                -
    Payment against bank overdraft                                            (55)               -
                                                                   -------------------------------
                                                                        1,546,361          158,286

 Net increase in cash and cash equivalents during the period               10,665            8,988

 Cash and cash equivalents, beginning of period                             8,988                -
                                                                   --------------------------------

 Cash and cash equivalents, end of period                          $       19,653    $       8,988
                                                                   ================================

Supplementary cash flow information
   Cash paid for interest                                          $       28,622    $           -
   Cash paid for income tax                                        $        2,362    $           -

Supplementary schedule of non-cash investing and
financing activities
Obligations under capital lease
   (included in purchases of fixed assets)                          $      86,697    $           -

The accompanying notes are an integral part of these financial statements.

Level Jump Financial Group, Inc.
Notes to Financial Statements
For the years ended December 31, 2000 and 1999

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Level Jump Financial Group, Inc. operates in one business segment: broker-dealer. On April 3, 2000, the company acquired a wholly owned subsidiary, BNJ Capital Securities Corp. ("BNJ"), a National Association of Securities Dealers ("NASD") registered broker-dealer. BNJ was incorporated July 1, 1996 in the state of Texas. The original name of BNJ was Birchman Financial Group, Inc. On August 12, 1996, the company name was changed to Southland Securities Corporation. On April 7, 2000, the company name was changed to Level Jump Trading, Inc. On November 3, 2000, the company name was changed to BNJ Capital Securities Corp. BNJ operates as a broker-dealer in securities. All customers' securities, funds and accounts are processed and carried by a correspondent broker-dealer.

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

During the fourth quarter 2000, the board of directors of the company initiated a restructuring of the company. On December 12, 2000, thestockpage.com, a significant subsidiary of the company, was sold to two members of the board of directors. The sale of thestockpage.com was accounted for as a discontinued operation. On December 18, 2000, related party debtholders converted $611,595 in loans into Class C Preferred Stock of the company. On December 28, 2000, Level Jump Asset Management, Inc., a dormant subsidiary of the company, was wound up. On February 15, 2001, the board of directors of the company sold a controlling interest in the company to a third party. As part of the sale agreement, the existing board of directors resigned and was replaced by a new board of directors appointed by the third party.

These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for broker-dealers in the United States. The sale of thestockpage.com has been accounted for as a discontinued operation and currently the company operates solely as a broker-dealer in securities through its subsidiary, BNJ. Accordingly, the company has prepared its financial statements using the conventions for broker-dealers. The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, BNJ Capital Securities Corp. and Level Jump Financial Group (Canada), Inc. Level Jump Financial Group (Canada), Inc. is dormant and management of the company is winding up Level Jump Financial Group (Canada), Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Securities

Customers' securities transactions are recorded on a settlement date basis, which is generally three business days after trade date with related revenues and expenses recorded on a trade date basis. The company's securities transactions are recorded on a trade date basis. Marketable securities are recorded at market value and securities not readily marketable are valued at fair value as determined by the Board of Directors. The resulting difference between cost and market (or fair value) is included in income.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated amortization. Amortization is provided for at rates intended to write off the assets over the estimated useful lives. Computer equipment and software and furniture and fixtures are amortized on a straight-line basis ranging from 3 to 5 years. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Investment Banking

Investment banking revenues are fees earned for financial advisory services and are recorded over the term of the advisory contracts at the fair value of consideration received. Consideration received prior to completion of the advisory contracts is recorded as deferred revenue.

Stock Options

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

Earnings Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares that are outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method. At December 31, 2000 and 1999, diluted loss per share is equal to basic loss per share because the inclusion of common stock equivalents is anti-dilutive.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.

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

Allowance for Doubtful Accounts

Management reviews accounts receivable for collectability on an ongoing basis, and records an allowance for uncollectible accounts. The establishment of the allowance relies on the judgment of management, on historical precedent and expectations as to future collections.

Deferred Lease Inducements

Deferred lease inducements are being amortized over the term of the lease.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the 1999 balance sheet, consists of the net unrealized gains on available-for-sale securities, net of the related tax effect.

Recent Accounting Standards

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.


NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Receivable and Payable From / To Clearing Broker

Receivable and payable from / to clearing broker are from trading activity and are collateralized by marketable securities. Interest is at a fluctuating rate.

Securities Owned / Securities Sold Not Yet Purchased

All securities owned / securities sold not yet purchased consist of NASDAQ and over the counter stocks.

Fixed Assets

Fixed assets consisted of the following:


                                               Year                Year
                                              Ended               Ended
                                      Dec. 31, 2000       Dec. 31, 1999
                                     -------------- -------------------
Leasehold improvements                      $38,300              $6,750
Furniture and fixtures                       83,863                   -
Computer equipment and software              78,142               3,911
                                     -------------- -------------------
                                            200,305              10,661
Less: accumulated amortization             (54,292)               (398)
                                     -------------- -------------------
Net book value                             $146,013             $10,263
                                     -------------- -------------------


Amortization expense was $53,894 and $398 at December 31, 2000 and 1999 respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:


                                                         Year            Year
                                                        Ended           Ended
                                                Dec. 31, 2000   Dec. 31, 1999
                                                ------------- ---------------
Commissions payable to trading representatives        $12,022          $    -
Payroll and sales taxes payable (receivable)             (46)           3,877
                                                ------------- ---------------
                                                      $11,976          $3,877
                                                ------------- ---------------


NOTE 4 - DISCONTINUED OPERATIONS

On October 30, 2000, the company decided to sell its investor relations' subsidiary, thestockpage.com inc. to two directors and members of the management team. On October 30, 2000, the sale was approved by the disinterested members of the board of directors. On October 31, 2000, shareholders who are the owners of record of the company's voting securities having the right to vote the equivalent of 12,619,563 shares of common stock executed and delivered to the company their written consent to the sale.

On December 12, 2000, the sale of thestockpage.com was completed for consideration of: i) the cancellation of 5,912,500 shares of thestockpage.com's exchangeable stock, each share exchangeable upon certain conditions into one share of the company's common stock, par value $.0025 per share, (ii) the surrender for cancellation of each share of the company's Class A preferred stock and Class B preferred stock held by the purchasers, (iii) the cancellation of employment agreements that the company had with each of the purchasers, and
(iv) $100 in cash. The sale resulted in a loss of $470,182.

This business has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

Net assets of thestockpage.com at December 31, 1999 are summarized as follows:



                                                      Dec. 31,1999
                                                    --------------
Cash and cash equivalents                           $       10,438
Investments in marketable securities                     2,172,389
Accounts receivable, net                                   290,944
Due from related parties                                   373,103
Long term investments in marketable securities             124,302
Fixed assets                                                32,293
Other assets                                                90,872
Accounts payable and accrued liabilities                  (52,677)
Bank loan                                                (500,000)
Deferred income taxes                                    (439,316)
Deferred revenues                                         (32,169)
Income taxes payable                                     (626,775)
                                                    --------------
                                                    $   1,443,404
                                                    --------------
thestockpage.com had revenues of $256,425 and $2,729,103 in 2000 and 1999 respectively.

NOTE 5 - PURCHASE OF BNJ CAPITAL SECURITIES CORP. (PREVIOUSLY SOUTHLAND SECURITIES CORPORATION)

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

On April 7, 2000, the company changed the name of Southland to Level Jump Trading, Inc. On November 3, 2000, the company changed the name of Level Jump Trading, Inc. to BNJ Capital Securities Corp. The net assets of Southland on the date of acquisition, at their fair value, were as follows:


Bank overdraft                                           $      (55)
Deposits with clearing broker                                11,873
Accounts payable                                             (9,141)
                                                -------------------
Net assets                                               $    2,677
                                                -------------------


Goodwill, the amount the purchase price exceeds the fair value of net assets purchased, of $347,323 has been booked and is being amortized on a straight line basis over a period of five years.


Selected unaudited pro forma combined results of operations for the years ended December 31, 2000 and 1999, assuming the Southland acquisition occurred on January 1, 1999 and 2000 respectively, are presented as follows:



                                                             Year         Year
                                                            Ended        Ended
                                                         Dec. 31,     Dec. 31,
                                                             2000         1999
                                                    ------------- ------------

Total revenues                                           $369,526     $315,094
Net income (loss)                                    ($1,887,466)     $282,464
Net income per common and common equivalent share         ($0.23)        $0.02

NOTE 6 - ISSUANCE OF NOTE PAYABLE

On September 29, 2000, the company received $803,900 fair value of freely tradable common stock of two United States Over-the-Counter Bulletin Board issuers from two external parties in a non-monetary transaction. In exchange for the common stock, the company issued a note payable to the external parties. The amounts received were used to capitalize the company's broker-dealer subsidiary. The note is non-interest bearing and has a maturity date of February 15, 2001. The company can sell the common stock with prior permission from the lenders. Any amounts sold by the company are repayable in cash on the maturity date. Any amounts still held as common stock are repayable in common stock on the maturity date. $400,000 in cash value of the note payable can be converted at the lenders' option into a 39.9% equity interest in the company's broker-dealer subsidiary. At December 31, 2000, the note payable had a value of $433,957.

NOTE 7 - CAPITAL LEASE

The company entered into a capital lease that commenced on March 8, 2000 for certain fixed assets including leasehold improvements, furniture and fixtures, computer equipment and software. The lease was for a term of five years. At December 31, 2000, the company was in default on its lease payments. On February 16, 2001, the company negotiated a settlement of its lease obligation with the lessor for a cash payment of $84,239. At December 31, 2000, the company recognized a lease obligation of $87,994.

The following is a schedule of the fixed asset balances under capital leases at December 31, 2000:


                                                             Dec. 31,
                                                                 2000
                                                             --------

Leasehold improvements                                       $  7,325
Furniture and fixtures                                         61,532
Computers and equipment and software                           17,840
                                                             --------
                                                               86,697
Less: Accumulated amortization                                 16,132
                                                             --------
                                                             $ 70,565
                                                             --------



NOTE 8 - INCOME TAXES

The company is taxable at the federal and state levels within the United States and a subsidiary of the company is taxable within Canada. The provision for income taxes is composed of the following:


                                                Dec. 31,            Dec. 31,
                                                    2000                1999
                                                --------           ---------
Current:
   Federal                                       $     -           $       -
   State                                                               1,678
   Foreign                                           684                   -
                                                 -------           ---------
                                                 $   684           $   1,678
                                                 -------           ---------

The following is a reconciliation of income tax computed at the federal statutory rate to the provision for taxes:



                                                  Dec. 31,         Dec. 31,
                                                      2000             1999
                                           ---------------  ---------------
Tax benefit computed at statutory rate:         ($157,926)         ($7,726)
Increase in taxes resulting from:
   State taxes                                                        1,678
   Foreign taxes                                       684
   Valuation allowance                             157,926            7,726
                                           ---------------  ---------------
                                                      $684           $1,678
                                           ---------------  ---------------

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax assets and liabilities are as follows:



                                                   Dec. 31,       Dec. 31,
                                                       2000           1999
                                               ------------  -------------
Deferred income tax assets:
   Net operating loss carryforwards               $ 157,926        $36,430
   Valuation allowance                              157,926         21,676
                                               ------------  -------------
                                                          -         14,754

Deferred income tax liabilities:
   Deferred revenue                                       -         14,754
                                               ------------  -------------

Net deferred income tax assets (liabilities)      $       -      $       -
                                               ------------  -------------


The net change in the deferred income tax asset valuation allowance was an increase of $136,250 at December 31, 2000. The company has provided for a valuation allowance against deferred tax assets due to uncertainties as to the Company's ability to utilize its net operating losses. At December 31, 2000, the company had net operating losses of approximately $1,139,215 which expire in varying amounts from 2014 through 2020.

NOTE 9 - SHAREHOLDERS' EQUITY

Preferred Shares

At December 31, 2000, the company had 5,000,000 authorized preferred shares, $.0025 par value, of which 58,000 were issued and outstanding.

As a condition of closing the sale of thestockpage.com, inc., on December 12, 2000 the company cancelled one Class A preferred share, $.0025 par value and one Class B preferred share, $.0025 par value.

On December 18, 2000, the company issued 58,000 Class C preferred shares, $10 stated value, to thestockpage.com in cancellation of a loan for $611,595 made by thestockpage.com to the company. The Class C preferred shares do not have any redemption rights or, except as required by law, any voting rights. The Class C preferred shares are entitled to non-cumulative, cash dividends of 6% per annum, as and when declared by the board of directors. The Class C preferred shares are convertible into 2,320,000 common shares at the rate of 40 common shares for each preferred share, subject to protection against dilution, including stock dividends, stock subdivisions or splits, stock combinations and reclassifications and consolidations, mergers and reorganizations where the company is not the surviving entity.

Common Shares

At December 31, 2000, the company had 200,000,000 authorized common shares, $0.0025 par value of which 8,778,000 were issued and outstanding. During 2000, the company issued 366,000 common shares for proceeds of $623,000. During 2000, the company issued an additional 548,500 common shares for services valued at $156,968.

Exchangeable Preferred Shares of thestockpage.com

As a condition of closing the sale of thestockpage.com, inc., on December 12, 2000 the company cancelled agreements with thestockpage.com that allowed the holders of exchangeable preferred shares within thestockpage.com to exchange those shares into 5,912,500 common shares of the company.

NOTE 10 - NET CAPITAL REQUIREMENTS

As a registered broker-dealer, BNJ is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934, as amended. The basic concept of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

On December 31, 2000, BNJ's aggregate indebtedness and net capital were $56,761 and $265,648, respectively, a ratio of 0.21 to 1.00.

NOTE 11 - STOCK OPTIONS

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

Activity under the company's stock option plan is summarized as follows:


                                                                       Weighted
                                                                        Average
                                         Available        Options     Price Per
                                         For Grant    Outstanding         Share
                                      ------------ -------------- -------------
Balance at December 31, 1999            1,168,741      1,581,259         $1.02
   Options granted, option price
      equal to fair market value          (75,000)        75,000          1.79
   Options granted, option price
      greater than fair market value     (450,000)       450,000          1.28
   Options cancelled                    1,673,475     (1,673,475)         1.11
   Options exercised                            -              -             -
   Common shares issued under the
      performance equity plan            (528,500)             -             -
                                      ------------ -------------- -------------
Balance at December 31, 2000            1,788,716        432,784         $1.03
                                      ------------ -------------- -------------




The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2000.


Options Outstanding                                                 Options Exercisable
-------------------------------------------------------------------------------------------
                                        Weighted      Weighted                     Weighted
                                         Average       Average                      Average
                                       Remaining      Exercise                     Exercise
                      Number         Contractual         Price          Number        Price
Exercise Price   Outstanding     Life (in Years)     Per Share     Exercisable    Per Share
----------------------------  ------------------ ------------- --------------- ------------
$0.00 - $0.50         63,595                 3.6         $0.36          63,595        $0.36
$0.51 - $1.00        291,500                 6.7          1.00          30,500         1.00
$1.01 - $1.50         54,000                 6.6          1.50           9,000         1.50
$1.51 - $2.00          6,189                 4.4          1.82           6,189         1.82
$2.01 - $2.50         17,500                 4.3          2.36          17,500         2.36
                ------------  ------------------ ------------- --------------- ------------
                     432,784                 6.1         $1.03         126,784        $0.94
                ------------  ------------------ ------------- --------------- ------------



The company applies APB Opinion No. 25 in accounting for its fixed employee stock compensation plan. Accordingly, no compensation expense has been recognized for the year ended December 31, 2000. Had compensation expense been determined based on the fair value at the grant dates as prescribed in FASB SFAS No. 123, the company's results would have been as follows:

                                                         Dec. 31,       Dec. 31,
                                                             2000           1999
                                                  ---------------  -------------
Net income (loss)
   As reported                                       ($1,624,748)       $553,439
   Pro forma                                          (1,863,178)        544,798
                                                  ---------------  -------------

Basic earnings (loss) per share                           ($0.20)          $0.07
Diluted earnings (loss) per share                         ($0.20)          $0.05
                                                  ---------------  -------------

Basic earnings (loss) per share as pro forma              ($0.23)          $0.07
Diluted earnings (loss) per share as pro forma            ($0.23)          $0.05
                                                  ---------------  -------------


The fair value of each stock option grant was determined on the date of grant. The weighted average fair market value of a stock option with an exercise price equal to the estimated market price of a common share on the date of grant for the year ended December 31, 2000 was $2.22. The weighted average fair market value of a stock option with an exercise price that exceeds the estimated market price of a common share on the date of grant for the year ended December 31, 2000 was $0.93. The fair market value of the stock options was determined using the Black Scholes option pricing model, based on the following assumptions:



                                                                     Year
                                                                    Ended
                                                                 Dec. 31,
                                                                     2000
                                                       ------------------
Dividend yield                                                          -
Risk free interest rate                                             5.75%
Expected life                                                  3.30 Years
Expected volatility                                               221.49%


Because additional stock options are expected to be granted each year, the above pro forma disclosure is not representative of pro forma effects on reported financial results for future years.

NOTE 12 - EARNINGS PER SHARE

The computation of basic and diluted earnings per share were as follows:

                                                                                  Year                Year
                                                                                 Ended               Ended
                                                                              Dec. 31,            Dec. 31,
                                                                                  2000                1999
                                                                    ------------------  ------------------
Basic:
   Net loss from continuing operations attributable
      to common shares                                                    ($1,053,522)           ($51,506)
   Income (loss) from discontinued operations attributable
      to common shares                                                       (101,044)            604,945
   Loss on disposal                                                          (470,182)                  -
   Net income (loss) attributable to common shares                         (1,624,748)            553,439
                                                                    ------------------  ------------------
   Weighted average common shares outstanding (see (a))                     8,253,556           7,863,500
                                                                    ------------------  ------------------
   Basic earnings (loss) per share from continuing                            ($0.13)              ($0.01)
operations
   Basic earnings (loss) per share from discontinued                           (0.01)                0.08
operations
   Basic earnings (loss) per share on disposal                                 (0.06)                   -
   Basic earnings (loss) per share                                             (0.20)                0.07
                                                                    ------------------  ------------------

Diluted:
   Adjusted loss from continuing operations attributable
      to common shares                                                   ($1,053,522)            ($51,506)
   Adjusted income (loss) from discontinued operations
      attributable to common shares                                         (101,044)             604,945
   Adjusted loss on disposal                                                (470,182)                   -
   Adjusted income (loss) attributable to common shares                   (1,624,748)             553,439
                                                                    ------------------  ------------------
   Weighted average common shares outstanding (see (b))                    8,253,556            7,863,500
   Assumed exercise of stock options, net of common
      shares assumed repurchased with the proceeds                                 -                    -
                                                                    ------------------  -----------------
                                                                           8,253,556            7,863,500
                                                                    ------------------  -----------------
   Diluted earnings (loss) per share from continuing                          ($0.13)              ($0.01)
      operations
   Diluted earnings (loss) per share from discontinued                         (0.01)                0.08
      operations
   Diluted earnings (loss) per share on disposal                               (0.06)                   -
   Diluted earnings (loss) per share                                           (0.20)                0.07
                                                                    ------------------  ------------------


(a) The weighted average common shares outstanding during 1999 as used in the computation of basic earnings per share is represented by 7,863,500 common shares issued. The weighted average common shares outstanding is comprised of the following:

Caldera shares outstanding prior to the reverse merger       2,776,000
Shares issued as part of the reverse merger                  5,087,500
                                                        --------------
                                                             7,863,500
                                                        --------------


The weighted average common shares outstanding during 2000 as used in the computation of basic earnings per share is represented by 8,253,556 common shares issued.

(b) At December 31, 1999 and 2000, weighted average common shares outstanding are equal to common shares for basic EPS because the inclusion of common stock equivalents is anti-dilutive to adjusted net loss from continuing operations.

NOTE 13 - RELATED PARTY TRANSACTIONS

Included in amounts due to related parties as at December 31, 2000 are loan payables of $31,945 to two officers and shareholders with no interest rate and a maturity date of February 15, 2001, and as at December 31, 1999, are loan payables of $151,386 to a previously owned subsidiary of the company and $3,200 to an officer and shareholder.

All of the above amounts were recorded at the exchange value.

NOTE 14 - FINANCIAL INSTRUMENTS

Fair Value - The carrying value of monetary assets and liabilities approximates fair value.

Concentrations of Risk - BNJ's deposits, trading securities, customers' securities, funds and accounts are processed and carried by Penson Financial Services, a clearing broker-dealer.

NOTE 15 - CONTINGENCIES

Operating Lease

In 1999, the company signed a lease for office space in New York, New York. The lease is for a period of four years and three months with an option to renew for a five-year period. Minimum annual lease commitments for office space with a remaining term of one year or more at December 31, 2000 are as follows:


Year ending December 31,
2001                                      $54,307
2002                                       55,936
2003                                       57,614
2004                                        4,945
                                     ------------
                                         $172,802
                                     ------------

The company is a guarantor on a lease for office space in Toronto, Ontario, Canada entered into by a previously owned subsidiary of the company. The previously owned subsidiary no longer occupies the premises and has subleased the entire office space to an unrelated external party. The sublease is for the term of the lease with minimum annual sublease payments that exceed the minimum lease payments required to be made by the previously owned subsidiary. The lease is for a period of five years with an option to renew for an additional five-year period. Minimum annual lease commitments under the Toronto office space lease are as follows:


Year ending December 31,
2001                                    $93,583
2002                                     93,583
2003                                     96,776
2004                                     97,840
2005                                     24,460
                                   ------------
                                       $406,242
                                   ------------



Legal

On May 31, 2000, a previous contractor to BNJ made a demand under provisions of the Texas Deceptive Trade Practices-Consumer Protection Act. The demand alleges that BNJ owes the contractor up to $117,848 for past services. $17,848 of the claim relates to the current owner and $100,000 relates to the previous owner, of which the current owner is indemnified in full. On July 18, 2000, BNJ denied the previous contractor's demand. BNJ has received no response from the previous contractor since denying the claim. BNJ contacted the previous contractor's legal counsel in September 2000 and was told that the previous contractor had not yet responded to BNJ's denial of demands. In December 2000, BNJ and its legal counsel agreed to close the file as no response had been received from the previous contractor. Management believes the demand is without merit and intends to defend against it vigorously if necessary.

On May 18, 2000, BNJ settled an arbitration alleging that BNJ conspired with an individual who purchased stock without sufficient funds. The previous owner of BNJ agreed to pay $175,000 to the claimant which was paid directly by the previous owner and was not recorded in the books of BNJ.

On June 29, 2000, BNJ was dismissed as a respondent in an arbitration relating to the trading activities of a former employee. BNJ did not have to pay damages as part of its dismissal.

On September 27, 2000, the company and a director settled a claim that had been brought against the company and a director alleging that the company, the director and a number of unrelated parties owed up to $90,000 as a finders fee for a transaction. The company did not make any payments or provide any other consideration to settle the claim.

On December 12, 2000, the company and a previously owned subsidiary settled a lawsuit with a past customer of the subsidiary. The company did not make or receive any payments or provide or receive any other consideration in settling the claim.

NOTE 16 - SUBSEQUENT EVENTS

On January 5, 2001, the company issued 500,000 common shares for services valued at $50,000.

On February 15, 2001, the board of directors of the company sold a controlling interest in the company to a third party. As part of the sale agreement, the existing board of directors resigned and was replaced by a new board of directors appointed by the third party.

In March, 2001, the Company entered into a consulting contract for which the Company will receive 5,000,000 long term Class B warrants exercisable at $.20 for 20,000,000 Class B common shares of CyNet, Inc.

NOTE 17- GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that the Company incurred a substantial loss from operations of $1,053,522. The Company incurred additional losses in its restructuring and is now operating in only one business segment, as a broker-dealer.

Management and the major shareholder are aware of the situation and are capable and willing to provide additional funds to the business as needed to complete the restructuring and bring the Company into a profitable position. Management is actively seeking new business. As indicated in other notes the capital lease has been removed and a new consulting contract has been entered into.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The company dismissed BDO Dunwoody, LLP as its independent public accountants, effective September 19, 2000.

In connection with the audit of the fiscal year ending December 31, 1998 and 1999 and subsequent interim period, there have been no disagreements with the former accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. The former accountants' report on the financial statements of the company for the fiscal year ending December 31, 1999 and 1998 was unqualified.

On September 15, 2000, the Board of Directors authorized the engagement of Simon Krowitz Bolin & Associates, P.A., as independent auditors of the company for the year ended December 31, 2000. During the company's two most recent fiscal years and subsequent interim period, there have been no consultations with the newly engaged accountants with regard to either the application of accounting principles as to any specific transaction, either completed or proposed; the type of audit opinion that would be rendered on the company's financial statements; or any matter of disagreements with the former accountants.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The persons listed below are the current directors and officers of the company.

Name                     Age    Director Since    Position

Robert E. Singer          53          2001        President and Director

Marc Harris Nathan        23          2001        Secretary, Treasurer and
                                                  Director

Debra J. Hite-Gilbert     40          2001        Director

There are no family relationships among any of the directors or executive officers of the company.

Robert E. Singer is the president and a director of the company. Mr. Singer has been practicing law in his own firm since November 1996 and before that with Lipset, Singer & Hirsch since August 1979. Mr. Singer has concentrated in commercial law. Mr. Singer has a B.A. from the University of Pennsylvania and J.D. from the University of Texas, School of Law.

Marc Harris Nathan is the secretary, treasurer and a director of the company. Mr. Nathan is a co-founder and president of Smartcard Merchant Services since its founding in September 1999, the President of Worldlink USA, LLC and Pangea Services, Inc. since June 1999, president of Jacob International, Inc. since June 1998 and investment manager for Martin R. Nathan & Associates, P.C., attorneys at law. Prior to 1999, Mr. Nathan obtained a degree from the University of Texas at Austin.

Debra J. Hite-Gilbert is a director of the company. Ms. Hite-Gilbert has been employed by Martin R. Nathan & Associates, attorneys at law since 1987 as a legal and administrative assistant. From 1993 to 1995 Ms. Hite-Gilbert was the president and co-owner of Trips Ahoy Travel, a travel agency. Ms. Hite-Gilbert has a B.S. from the University of Houston, Clear Lake.

Section 16(a)  Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the company and Form 5 and amendments thereto furnished to the company, for the fiscal year ended December 31, 2000, there were no directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year except to report the execution of the stock purchase agreement and commitment to sell shares of Common Stock by Messrs. Landau, Roff, Scheschuk and Akselrod to Jacob International Inc., because the agreement, although executed on November 2, 2000, was subject to obtaining regulatory approval and certain other conditions, which was consummated on February 15, 2001 and reported at that time.

Item 10.  Executive Compensation

The following table sets forth certain information concerning the compensation paid during the fiscal years ended December 31, 2000, 1999 and 1998 to the company's past President and the company's other most highly compensated executive officer.

Summary Compensation Table

                        Annual
                     Compensation   Long-Term Compensation
                                                Other
Name and Principal                              Annual            Options/
Position                Year        Salary      Comp.             SARs (#)

Robert Landau           2000        32,721            -                 -
President               1999        53,504      216,000 (1)       618,750 (2)
                        1998             -      468,196 (1)             -

David Roff              2000        32,721            -                 -
Vice President          1999        53,504       40,000 (1)       412,500 (2)
                        1998             -      335,418 (1)             -

(1) Other annual compensation for Robert Landau: 1999 - forgiveness of an investment loan of $156,000 and cash payment of $60,000; 1998 - distributions of investments of $468,196. Other annual compensation for David Roff: 1999 - cash payment of $40,000; 1998 - distributions of investments of $335,418.

(2) Options granted by Level Jump Colorado and assumed by the company. These options were cancelled in fiscal year 2000.

Option Grants During 2000 Fiscal Year

All options held by Robert Landau and David Roff were cancelled in 2000 and the individuals did not hold any options at December 31, 2000.

Management Employment Agreements and Compensation

At December 31, 2000, the company had no employment agreements outstanding with its management and board of directors. On December 12, 2000, the company cancelled employment agreements between it and Robert Landau and David Roff as part of the consummation of the sale of thestockpage.com.

Remuneration of the Board of Directors

Directors who are not employees currently do not receive any compensation for their duties as directors. All directors are reimbursed for any actual expense incurred in attending meetings of the board of directors.

Stock Option Plan

The 1999 Performance Equity Plan of Level Jump Colorado was adopted by Level Jump Colorado on May 1, 1999. The company assumed all of Level Jump Colorado's obligations under the plan on January 31, 2000. Currently the plan provides for 2,750,000 shares of Common Stock to be reserved for issuance upon incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock and other stock based awards. Awards may be made to officers, directors, key employees and consultants. The plan will terminate at such time as no further awards may be granted and awards granted are no longer outstanding, provided incentive options may only be granted until April 30, 2009. The plan is administered by the board of directors. The board of directors, to the extent permitted by the provisions of the plan, has the authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the plan in order to attract and retain persons instrumental to the success of the company. There are 1,228,716 shares currently available under the plan for future awards.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 15, 2001, the name, number of shares beneficially owned, and the percentage of the company's total outstanding Common Stock owned by (i) each of the officers and directors of the company, (ii) the officers and directors as a group, and (iii) each person known to be the beneficial owner of more than 5% of the total outstanding shares of Common Stock.

                                 Number of Shares           Percentage
Principal Stockholders           Beneficially Owned (1)     Beneficially Owned

Jacob International, Inc.            5,949,750                  63.6
Marc H. Nathan                       5,949,750 (2)              63.6
Robert E. Singer                       200,000                   2.1
Debra J. Hite-Gilbert                        -                     -
All officers and directors(3)        6,149,750                  65.7

(1)      Based on 9,358,250 shares outstanding on March 15, 2001.

(2) Jacob International Inc is wholly owned by the Living Trust of Marc Harris Nathan dated 11/9/00 of which Mr. Marc H. Nathan is the sole trustee. Mr. Marc H. Nathan is also the president and director of Jacob International Inc.

(3)      Represent holdings of three persons.

Item 12.  Certain Relationships and Related Transactions

Acquisition of thestockpage.com by the Company

On June 1, 1999, the company (at that time, Level Jump Colorado) acquired all of thestockpage.com's issued and outstanding common shares. The acquisition comprised the following elements:

         (1) thestockpage.com's articles of incorporation were amended to create a class of exchangeable stock;

         (2) The company amended its charter to create the Class A Preferred Stock and Class B Preferred Stock, and thestockpage. com subscribed for and was issued one share of each such class,

         (3) thestockpage.com purchased from Messrs. Landau and Roff, the two previous common shareholders, for cancellation all of thestockpage.com's previously issued and outstanding common shares, for a consideration consisting of 9,300,000 shares of exchangeable stock and the two shares of the company's Class A Preferred Stock and Class B Preferred Stock subscribed for by thestockpage.com;

         (4) The company subscribed for and was issued 100 common shares of thestockpage.com;

         (5) Each of Messrs. Landau and Roff entered into a Voting and Exchange Agreement with the company and thestockpage.com; and

         (6)      The company and thestockpage.com entered into a Support
                  Agreement.

On October 14, 1999, Messrs. Landau and Roff agreed with the company to modify the terms of the exchangeable stock to reduce the number of outstanding shares from 9,300,000 to 4,300,000 and modify the corresponding agreements. In exchange for the modification, Messrs. Landau and Roff were issued an aggregate of 5,000,000 shares of thestockpage.com's preference shares, no par value ("Preference Shares").

Support Agreement

The Support Agreement provided that no dividends would be declared or paid on the company's Common Stock unless thestockpage.com simultaneously declared and paid an economically equivalent dividend (after appropriate adjustments for currency translations) on the exchangeable stock. The Support Agreement also provided that the company would do all things necessary to ensure that thestockpage.com would be able to make all payments on the exchangeable stock required in the event of the liquidation, dissolution or winding-up of thestockpage.com or the retraction of exchangeable stock by a holder. The Support Agreement also contained certain restrictions on the company's issuance of additional securities or the incurrence of additional indebtedness without the prior approval of thestockpage.com's shareholders and the holders of the exchangeable stock.

The Support Agreement provided that so long as any shares of exchangeable stock were owned by a holder other than the company or its affiliates, the company would be, and remain, the direct or indirect beneficial owner of all outstanding shares of thestockpage.com other than such shares.

Voting and Exchange Agreements Relating to the Exchangeable Stock

The company and thestockpage.com entered into a Voting and Exchange Agreement with each of Mr. Landau and Mr. Roff who were granted (i) voting rights with respect to matters presented to shareholders and (ii) rights relating to the exchange of the shares of exchangeable stock for shares of Common Stock.

Preference Shares

The Preference Shares issued by thestockpage.com had no voting rights except as required by law and in other designated circumstances. The Preference Shares were entitled to receive dividends, subject to the prior rights of the Exchangeable Stock, at the non-cumulative rate of 12% per annum of the redemption amount ("Redemption Amount"), when and as declared by thestockpage.com's board of directors. The Preference Shares were subject to redemption by thestockpage.com, in whole or in part upon payment of the Redemption Amount and declared but unpaid dividends. In the event of a liquidation, dissolution or winding-up of thestockpage.com, subject to the rights of higher ranking shares, the Preference Shares were entitled to payment of the Redemption Amount prior to any payment in respect of junior ranking securities.

Sale of thestockpage.com

On October 30, 2000, the disinterested members of the board of directors of the company approved the sale of its wholly-owned subsidiary, thestockpage.com to Robert Landau and David Roff, two of the officers and directors of the company. On October 31, 2000, ten shareholders having the right to vote equivalent of 12,619,553 shares of Common Stock, representing 89.11% of the voting shares, approved the sale. The sale of thestockpage.com was consummated on December 12, 2000. The consideration paid for thestockpage.com was (i) the cancellation of 5,912,500 shares of exchangeable stock of thestockpage.com which was exchangeable for a like number of shares of Common Stock, (ii) the surrender for cancellation of each share of the company's Class A Preferred Stock and Class B Preferred Stock held by Messrs. Landau and Roff, (iii) the cancellation of employment agreements that the company had with each of Messrs. Landau and Roff, and (iv) $100 in cash. As part of the sale, the Support Agreement and the Voting and Exchange Agreement were cancelled.


Class C Preferred Stock

On December 18, 2000, the company issued Class C Preferred Stock to thestockpage.com in cancellation of approximately $611,595 of loans that thestockpage.com had made to the company. The Class C Preferred Stock consists of 58,000 shares, with a stated value of $10.00 per share. The Class C Preferred Stock does not have any redemption rights or, except as required by law, any voting rights. The Class C Preferred Stock is entitled to non-cumulative, cash dividends of 6% per annum, as and when declared by the board of directors. The Class C Preferred Stock is convertible into 2,320,000 shares of Common Stock at the rate of 40 shares of Common Stock for each share of preferred stock, subject to adjustment to protect against dilution, including stock dividends, stock subdivisions or splits, stock combinations and reclassifications and consolidations, mergers and reorganizations where the company is not the surviving entity.

Loans to/from Related Parties

The company or its subsidiaries may borrow from or lend funds to directors and officers. At December 31, 2000, the company had loans due to related parties of $31,945 compared to loans due to related parties of $154,586 the year prior. These loans are unsecured, require no interest payments, and have set maturity dates. In the past, the company or related party has extended the maturity dates and may continue to do so.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits Filed.

                  See Exhibit Index appearing later in this Report.

         (b)      Reports on Form 8-K.

                  Form 8-K dated November 13, 2000. Disclosure required by Item 1, Changes in Control of Registrant, and Item 7, Exhibits, for the potential change in control of the company under an agreement dated November 2, 2000 for the sale of shares of common stock by shareholders of the company.

                  Form 8-K/A dated December 4, 2000. Amendment to Item 7, Exhibits, filing letter of dismissed accountants previously reported on September 19, 2000.

                  Form 8-K dated January 9, 2001. Disclosure required by Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements, for the sale of thestockpage.com inc.

                  Form 8-K dated February 15, 2001. Disclosure required by Item 1, Changes in Control of Registrant, for the consummation of the November 2, 2000 agreement by Jacob International Inc. to acquire a controlling interest in the company and change of directors.

                  Form 8-K/A dated March 2, 2001. Disclosure required by Item 7, Financial Statements, to report the sale of thestockpage.com.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEVEL JUMP FINANCIAL GROUP, INC.
                                               (Registrant)

Dated: April 11, 2001
                                      By:    /s/ Robert E. Singer
                                          -----------------------------
                                      Name:  Robert E. Singer
                                      Title: President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Name                             Title                               Date

/s/ Robert E. Singer          President and Director             April 11, 2001
---------------------------
Robert E. Singer

/s/ Marc Harris Nathan        Secretary, Treasurer and           April 11, 2001
---------------------------   Director (Principal Financial
Marc Harris Nathan            and Accounting Officer)

/s/ Debra J. Hite-Gilbert     Director                           April 11, 2001
---------------------------
Debra J. Hite-Gilbert

                                  EXHIBIT INDEX



                                                    Incorporated
Exhibit                                             By Reference       No. in
Number  Description                                from Document       Document      Filings
------  -----------                                -------------       --------      -------
3.1     Amended and Restated Certificate of              D              3.1
        Incorporation

3.2     Amendment to Amended and Restated                D              3.2
        Certificate of Incorporation

3.3     Amendment to Amended and Restated                                            Filed
        Certificate of Incorporation (Series C           -               -          Herewith
        Preferred Stock)

3.4     By-Laws                                          A               -

4.1     Form of Common Stock Certificate                 A               -

10.1    Performance Equity Plan of Level Jump            C              10.3
        Financial Group, Inc. dated May 1, 1999

21.1    Subsidiaries                                     -               -           Filed
                                                                                   Herewith

23.1    Consent of Simon Krowitz Bolin &                 -               -           Filed
        Associates, P.A.                                                           Herewith

99.1    Statement of Risk Factors                        -               -           Filed
                                                                                   Herewith



---------------------

A.       Registrant's Registration Statement on Form 10 (File No. 0-27728).
B.       Registrant's Form 8-K filed November 4, 1999.
C.       Registrant's Form 8-K/A filed November 8, 1999.
D.       Registrants Form 10-KSB for year ended December 31, 1999.