Form 10QSB
period 2001-03-31
LEVEL JUMP FINANCIAL GROUP INC
filed 2001-05-29
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         Commission File Number 0-12023


                        LEVEL JUMP FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


Florida                                                       N/A
(State of Incorporation)                    (IRS Employer Identification No.)


1980 Post Oak Boulevard, Suite 1777, Houston, Texas            77056
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code: (713) 961-4004


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 1, 2001, 9,358,250 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1: Financial Statements

        Consolidated Balance Sheets                                     F-1

        Consolidated Statements of Operations                           F-2

        Consolidated Statements of Shareholders' Equity                 F-3

        Consolidated Statements of Cash Flows                           F-4

        Notes to Financial Statements                                   F-5

Level Jump Financial Group, Inc.
Consolidated Balance Sheets
(in United States dollars)

                                                                     March 31, 2000  ch 31, 2001
Assets

Cash and cash equivalents                                            $   137,194        $  14,686
Deposits with clearing broker                                                  -           395,763
Receivable from clearing broker                                                                  -
Receivable from customer                                                     232                 -
Securities owned
   Marketable, at market value                                                 -           400,485
   Not readily marketable, at estimated fair value                       196,730            63,300
Prepaid expenses and deposits                                            424,704            29,048
Deferred income taxes                                                     29,510                 -
Fixed assets                                                             139,296           132,776
Goodwill                                                                       -           290,883
                                                                     ------------------------------
Total Assets                                                         $   927,666        $1,326,941
                                                                     ==============================
Liabilities and Shareholders' Equity

Liabilities
   Payable to clearing broker                                        $         -        $  373,274
   Securities sold, not yet purchased, at market value                         -           130,631
   Accounts payable                                                       45,763            46,953
   Accrued liabilities                                                   116,670            22,423
   Note payable                                                                -            95,590
   Obligations under capital lease                                        85,897                 -
   Deferred income taxes                                                  29,510                 -
   Deferred revenues                                                     301,773                 -
   Due to related parties                                                      -           465,902
   Income taxes payable                                                        -                 -
   Deferred lease inducements                                              7,055                 -
                                                                     ------------------------------
Total Liabilities                                                        586,668         1,134,773

Shareholders' equity
   Share capital
      Authorized
         1999 - 4,999,998 Preferred shares, $.0025 par value
         1999 - 1 Preferred share, Class A, $.0025 par value                                     -
         1999 - 1 Preferred share, Class B, $.0025 par value                                     -
         2000 - 4,942,000 Preferred shares, $.0025 par value
         2000 - 58,000 Preferred shares, Class C, $10 stated value
         200,000,000 Common shares, $.0025 par value
      Issued
         58,000 Preferred shares, Class C, $10 stated value                    -           580,000
         8,778,000 Common shares, $.0025 par value                        20,154            23,346
   Par value in excess of capital                                        530,586           847,456
   Retained earnings (deficit)                                          (209,742)       (1,258,634)
                                                                               -                 -
                                                                      -----------------------------
Total Shareholders' Equity                                               340,998           192,168
                                                                      -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  927,666        $1,326,941
                                                                      =============================

Level Jump Financial Group, Inc.
Consolidated Statements of Operations
(in United States dollars)

                                                      For the         For the
                                                   Quarter Ended   Quarter Ended
                                                   Mar. 31, 2000   Mar. 31, 2001
Revenue
   Commissions                                      $    98,715    $   139,309
   Trading                                                    -        130,589
   Interest                                                   -            505
   Investment banking                                      (810)             -
   Investments                                                -              -
                                                    --------------------------
                                                         97,905        270,403
Expenses
   Compensation and benefits                              4,815         58,259
   Clearance fees                                             -         18,709
   Depreciation                                               -          9,226
   Commissions                                                -         60,510
   Professional Fees                                          -         90,823
   Occupancy                                                  -         20,581
   Sales and Marketing                                   58,406              -
   Amortization                                               -          5,956
   Other expenses                                       192,923          8,805
                                                   ---------------------------
Total operating expenses                                256,144        272,869

                                                   ---------------------------
Income (loss) from operations before income taxes      (158,239)        (2,466)
Income Taxes                                                  -              -
                                                   ---------------------------
Net income (loss)                                      (158,239)        (2,466)

Other comprehensive income
   Net of income tax                                          -             -
Unrealized holding losses                                     -       (148,959)

                                                   ---------------------------
Comprehensive income (loss)                        $   (158,239)   $  (151,425)
                                                   ===========================

Basic earnings (loss) per common share:                   (0.02)         (0.02)

Diluted earnings (loss) per common share:                 (0.02)         (0.02)

Shares used in per share calculation - basic          8,061,500      9,338,000

Shares used in per share calculation - diluted        8,061,500      9,338,000

Level Jump Financial Group, Inc.
Consolidated Statements of Shareholders' Equity
(in United States dollars)
For the years ended December 31, 2000 and 1999

                                                                                                    Accumulated
                                                                                                      Other             Compre-
                                                                              Par Value            Comprehensive        hensive
                                         Preferred Shares     Common Shares   in Excess   Retained     Income           Income
                                         Number   Amount    Number    Amount  of Capit    Earnings     (Loss)  Total    (Loss)
Balance at December 31, 1998                                    100       72               329,350     53,856   383,278
Dividends paid                                                                            (364,510)            (364,510)
Issuance of preferred share, Class A           1                                                                      -
Issuance of preferred share, Class B           1                                                                      -
Issuance of common shares                                 3,700,000   37,000                                     37,000
Change in par value                                                  (33,300)                                   (33,300)
Exchange of preferred shares for
   exchangeable preferred shares
   in subsidiary                                               (100)     (72)                  72                     -
Recapitalization upon reverse acquisition                 1,387,500    9,018  (9,018)                                 -
Acquisition of Caldera Corporation                        2,776,000    6,941  (7,401)                              (460)
Comprehensive income
   Net income                                                                             553,439               553,439    553,439
   Net unrealized gain on securities
      net of reclassification adjustment                                                              819,591   819,591    819,591
                                                                                                                        -----------
Comprehensive income                                                                                                     1,373,030
                                         ------------------------------------------------------------------------------===========
Balance at December 31, 1999                   2      -   7,863,500   19,659  (16,419)    518,351     873,447 1,395,038

Issuance of common shares, Jan. 24                          178,000      445  444,555                           445,000
Issuance of common shares for services,
   Jan. 24                                                   20,000       50  102,450                           102,500
Issuance of common shares, Apr. 13                          188,000      470  177,530                           178,000
Issuance of common shares for services,
    Nov. 9                                                  510,000    1,275   49,725                            51,000
Cancellation of preferred shares, Class A
    and (B), Dec. 12                          (2)     -                                                               -
Issuance of common shares for services,
    Dec. 14                                                  18,500       46    3,422                             3,468
Issuance of preferred shares, Class C,
    Dec                                   58,000  580,000                      31,595                           611,595
Comprehensive income
   Net loss                                                                            (1,624,748)           (1,624,748) (1,624,748)
   Net unrealized loss on securities
   net of reclassification adjustment                                                              (873,447)   (873,447)   (873,447)
                                                                                                                         ----------
Comprehensive income                                                                                                     (2,498,195)
                                         --------------------------------------------------------------------------------==========
Balance at December 31, 2000              58,000 $580,000 8,778,000 $ 21,945  792,858 $(1,106,397) $    -   $  288,406
                                         =============================================================================

Disclosure of reclassification adjustment:
Unrealized holding gains arising during
   the year ended December 31, 1999    1,455,422
Less: Reclassification adjustment for
   realized capital gains
   included in net income                230,184
                                        --------
Unrealized gains on securities         1,225,238
Less: Tax expense                       (405,647)
                                        --------
Net unrealized gain on securities        819,591
                                        ========

Unrealized holding losses arising during
   the year ended December 31, 2000   (1,577,189)
Less: Reclassification adjustment
   for realized capital gains
   included in net income                      -
                                        --------
Unrealized losses on securities       (1,577,189)
Add: Tax benefit                         703,742
                                        --------
Net unrealized gain on securities       (873,447)
                                        ========

Level Jump Financial Group, Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

                                                             For the       For the
                                                           Quarter Ended Quarter Ended
                                                           Mar. 31, 2000 Mar. 31, 2001
 Cash flows from operating activities
 Net income (loss) from continuing operations                  (158,239)   (151,425)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations
       Amortization, Depreciation                                 2,755      10,386
       Deferred income taxes                                          -           -
       Permanent impairment in securities owned, not
         readily marketable                                                       -
       Fees satisfied by securities
       Consulting and compensation expenses satisfied
         by securities                                          102,500      56,000
    Changes in assets and liabilities of continuing
         operations, net of business combinations
          Accounts receivable                                      (232)          -
          Deposits with clearing broker                                      38,490
          Receivable from clearing broker                                    12,258
          Marketable securities owned, at market value                     (129,637)
          Prepaid expenses and deposits                         (76,693)      1,233
          Payable to clearing broker                                        115,711
          Securities sold, not yet purchased, at market value               122,550
          Accounts payable                                       20,354     (16,268)
          Accrued liabilities                                   112,793      10,447
          Deferred revenues                                     (98,365)    (10,000)
          Income taxes payable                                   (1,678)          -
          Deferred lease inducements                             (1,388)     (1,708)
                                                           -------------------------
 Net cash provided by (used in) operations                      (98,193)     58,037

 Cash flows from investing activities
    Purchases of fixed assets                                   (45,091)          -
    Purchases of not readily marketable security                      1    (111,040)
    Acquisition of Southland Securities Corporation            (320,000)          -
                                                           -------------------------
 Net cash (used) by investing activities                       (365,090)   (111,040)

 Cash flows from financing activities
    Due to related parties                                      147,288     433,957
    Proceeds from note payable                                        -      95,590
    Proceeds from issuance of common shares                     445,001           -
    Proceeds from issuance of preferred shares, Class C               -           -
    Obligations under capital lease                                (800)    (87,994)
    Payment against loan payable                                      -    (433,957)
                                                           -------------------------
 Net cash provided by financing activities                      591,489       7,596

 Net increase in cash and cash equivalents during the period    128,206       4,967

 Cash and cash equivalents, beginning of period                   8,988     (19,653)
                                                           -------------------------

 Cash and cash equivalents, end of period                       137,194     (14,686)
                                                           =========================
Supplementary cash flow information
   Cash paid for interest                                             -           -
   Cash paid for income tax                                           -           -

Supplementary schedule of non-cash investing and
   financing activities
   Obligations under capital lease (included in
      purchases of fixed assets)                                 86,697           -

Level Jump Financial Group, Inc.
Notes to Financial Statements
March 31, 2001


Note 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless. The Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 which was filed March 23, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Level Jump Financial Group, Inc. as of March 31, 2001 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.


NOTE 2 - NATURE OF BUSINESS

Level Jump Financial Group, Inc. (the "Company") operates in one business segment: broker-dealer. On April 3, 2000, the Company acquired a wholly owned subsidiary, BNJ Capital Securities Corp. ("BNJ"), a National Association of Securities Dealers ("NASD") registered broker-dealer. BNJ was incorporated July 1, 1996 in the state of Texas. The original name of BNJ was Birchman Financial Group, Inc. On August 12, 1996, the company name was changed to Southland Securities Corporation. On April 7, 2000, the company name was changed to Level Jump Trading, Inc. On November 3, 2000, the company name was changed to BNJ Capital Securities Corp. BNJ operates as a broker-dealer in securities. All customers' securities, funds and accounts are processed and carried by a correspondent broker-dealer.

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

During the fourth quarter 2000, the board of directors of the Company initiated a restructuring of the Company. On December 12, 2000, thestockpage.com, a significant subsidiary of the Company, was sold to two members of the board of directors. The sale of thestockpage.com was accounted for as a discontinued operation. On December 18, 2000, related party debtholders converted $611,595 in loans into Class C preferred shares of the Company. On December 28, 2000, Level Jump Asset Management, Inc., a dormant subsidiary of the Company, was wound up. On February 15, 2001, the board of directors of the Company sold a controlling interest in the Company to a third party. As part of the sale agreement, the existing board of directors resigned and was replaced by a new board of directors appointed by the third party.

These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for broker-dealers in the United States. Upon completion of the sale of thestockpage.com which has been accounted for as a discontinued operation, the Company operates solely as a broker-dealer in securities through its subsidiary, BNJ. Accordingly, the Company has prepared its financial statements using the conventions for broker-dealers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BNJ Capital Securities Corp. and Level Jump Financial Group (Canada), Inc. Level Jump Financial Group (Canada), Inc. is dormant and management of the Company is winding up Level Jump Financial Group (Canada), Inc.


Note 3 - RELATED PARTY TRANSACTION

On March 31,2001 the Company obtained a loan from a related party in the amount of $95,589.91. The note is unsecured , bears an interest rate of 12% per annum and is due April 15, 2002 principal and interest. As additional consideration the Company granted the older options to purchase up to 100,000 shares of common stock in Cavallo, Inc. at a rate of $0.25 per share. This option expires on or before April 15, 2004.

Common Stock - During the quarter the Company issued 500,000 shares of common in return for consulting and legal services valued at $50,000 to the majority shareholder. Additionally the Company issued 60,000 to shareholders in return for consulting services valued at $6,000.


Note 4 - FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, the Company's annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission.

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

Earnings Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares that are outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method. At December 31, 2000, diluted loss per share is equal to basic loss per share because the inclusion of common stock equivalents is anti-dilutive. At December 31, 1999, common equivalent shares include the exchangeable preferred shares issued and outstanding in thestockpage.com which in turn can be exchanged into common shares of the Company.

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

Allowance for Doubtful Accounts

Management reviews accounts receivable for collectability on an ongoing basis, and records an allowance for uncollectable accounts. The establishment of the allowance relies on the judgment of management, on historical precedent and expectations as to future collections.

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

Fixed Assets

Fixed assets consisted of the following:

                                                            Year            Year
                                                           Ended           Ended
                                                   Dec. 31, 2000   Dec. 31, 1999
                                                   -----------------------------
Leasehold improvements                               $  38,300        $   6,750
Furniture and fixtures                                  83,863              -
Computer equipment and software                         78,142            3,911
                                                   -----------------------------
                                                       200,305           10,661
Less: accumulated amortization                         (54,292)            (398)
                                                   -----------------------------
Net book value                                       $ 146,013        $  10,263
                                                   -----------------------------

Amortization expense was $53,894 and $398 at December 31, 2000 and 1999 respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

                                                            Year            Year
                                                           Ended           Ended
                                                   Dec. 31, 2000   Dec. 31, 1999
                                                   -----------------------------
Commissions payable to trading representatives           $12,022       $      -
Payroll and sales taxes payable (receivable)                 (46)         3,877
                                                   -----------------------------
                                                         $11,976       $  3,877
                                                   -----------------------------

NOTE 4 - DISCONTINUED OPERATIONS

On October 30, 2000, the Company decided to sell its investor relations' subsidiary, thestockpage.com inc. to two directors and members of the management team. On October 30, 2000, the sale was approved by the disinterested members of the board of directors. On October 31, 2000, shareholders who are the owners of record of the Company's voting securities having the right to vote the equivalent of 12,619,553 shares of common stock executed and delivered to the Company their written consent to the sale.

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

Net assets of thestockpage.com at December 31, 1999 are summarized as follows:

                                                           Dec. 31,
                                                               1999
                                                    ----------------
Cash and cash equivalents                                   $10,438
Investments in marketable securities                      2,172,389
Accounts receivable, net                                    290,944
Due from related parties                                    373,103
Long term investments in marketable securities              124,302
Fixed assets                                                 32,293
Other assets                                                 90,872
Accounts payable and accrued liabilities                   (52,677)
Bank loan                                                 (500,000)
Deferred income taxes                                     (439,316)
Deferred revenues                                          (32,169)
Income taxes payable                                      (626,775)
                                                    ----------------
                                                         $1,443,404
                                                    ----------------

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

NOTE 5 - PURCHASE OF BNJ CAPITAL SECURITIES CORP. (PREVIOUSLY SOUTHLAND SECURITIES CORPORATION) (CONT'D)

Selected unaudited pro forma combined results of operations for the years ended December 31, 2000 and 1999, assuming the Southland acquisition occurred on January 1, 1999 and 2000 respectively, are presented as follows:

                                                               Year       Year
                                                              Ended      Ended
                                                           Dec. 31,   Dec. 31,
                                                               2000       1999
                                                      -------------------------

Total revenues                                            $369,526    $315,094
Net income (loss)                                      ($1,887,466)   $282,464
Net income per common and common equivalent share           ($0.23)      $0.02

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

The following is a schedule of the fixed asset balances under capital leases at December 31, 2000:

                                                 Dec. 31,
                                                     2000
                                            -------------

Leasehold improvements                             $7,325
Furniture and fixtures                             61,532
Computers and equipment and software               17,840
                                            -------------
                                                   86,697
Less: Accumulated amortization                     16,132
                                            -------------
                                                  $70,565
                                            -------------

NOTE 8 - INCOME TAXES

The Company is taxable at the federal and state levels within the United States and a subsidiary of the Company is taxable within Canada. The provision for income taxes is composed of the following:

                                             Dec. 31,           Dec. 31,
                                                 2000               1999
                                      ---------------- ------------------
Current:
   Federal                                     $    -             $    -
   State                                                           1,678
   Foreign                                        684                  -
                                      ---------------- ------------------
                                               $  684             $1,678
                                      ---------------- ------------------

The following is a reconciliation of income tax computed at the federal statutory rate to the provision for taxes:

                                            Dec. 31,           Dec. 31,
                                                2000               1999
                                       -------------- ------------------

Tax benefit computed at statutory rate:   ($157,926)            ($7,726)
Increase in taxes resulting from:
   State taxes                                                    1,678
   Foreign taxes                                684
   Valuation allowance                      157,926               7,726
                                       -------------- ------------------
                                           $    684              $1,678
                                       -------------- ------------------

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax assets and liabilities are as follows:

                                                 Dec. 31,        Dec. 31,
                                                     2000            1999
                                            -------------- ---------------
Deferred income tax assets:
   Net operating loss carryforwards              $157,926         $36,430
   Valuation allowance                            157,926          21,676
                                            -------------- ---------------
                                                        -          14,754
Deferred income tax liabilities:
   Deferred revenue                                     -          14,754
                                            -------------- ---------------

Net deferred income tax assets (liabilities)    $       -        $      -
                                            -------------- ---------------

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

Activity under the Company's stock option plan is summarized as follows:

                                                                                           Weighted
                                                                                            Average
                                                       Available           Options        Price Per
                                                       For Grant       Outstanding            Share
                                                 ---------------- ----------------- ----------------
Balance at December 31, 1999                           1,168,741         1,581,259            $1.02
   Options granted, option price equal to
      fair market value                                 (75,000)            75,000             1.79
   Options granted, option price greater than
      fair market value                                (450,000)           450,000             1.28
   Options cancelled                                   1,673,475       (1,673,475)             1.11
   Options exercised                                    -                -                 -
   Common shares issued under the
      performance equity plan                          (528,500)         -                 -
                                                 ---------------- ----------------- ----------------
Balance at December 31, 2000                           1,788,716           432,784            $1.03
                                                 ---------------- ----------------- ----------------

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2000.

                               Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------- ----------------------------------
                                                   Weighted        Weighted                           Weighted
                                                    Average         Average                            Average
                                                  Remaining        Exercise                           Exercise
                                  Number        Contractual           Price            Number            Price
         Exercise Price      Outstanding    Life (in Years)       Per Share       Exercisable        Per Share
------------------------ ---------------- ------------------ --------------- ----------------- ----------------
$0.00 - $0.50                     63,595                3.6           $0.36            63,595            $0.36
$0.51 - $1.00                    291,500                6.7            1.00            30,500             1.00
$1.01 - $1.50                     54,000                6.6            1.50             9,000             1.50
$1.51 - $2.00                      6,189                4.4            1.82             6,189             1.82
$2.01 - $2.50                     17,500                4.3            2.36            17,500             2.36
                         ---------------- ------------------ --------------- ----------------- ----------------
                                 432,784                6.1           $1.03           126,784            $0.94
                         ---------------- ------------------ --------------- ----------------- ----------------

The Company applies APB Opinion No. 25 in accounting for its fixed employee stock compensation plan. Accordingly, no compensation expense has been recognized for the year ended December 31, 2000. Had compensation expense been determined based on the fair value at the grant dates as prescribed in FASB SFAS No. 123, the Company's results would have been as follows:

                                                      Dec. 31,      Dec. 31,
                                                          2000          1999
                                                 -------------- -------------
Net income (loss)
   As reported                                    ($1,624,748)      $553,439
   Pro forma                                       (1,863,178)       544,798
                                                 -------------- -------------

Basic earnings (loss) per share                        ($0.20)         $0.07
Diluted earnings (loss) per share                      ($0.20)         $0.05
                                                 -------------- -------------

Basic earnings (loss) per share as Pro forma           ($0.23)         $0.07
Diluted earnings (loss) per share as Pro forma         ($0.23)         $0.05
                                                 -------------- -------------

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

NOTE 12 - EARNINGS PER SHARE

The computation of basic and diluted earnings per share were as follows:

                                                                             Year           Year
                                                                            Ended          Ended
                                                                         Dec. 31,       Dec. 31,
                                                                             2000           1999
                                                                   --------------- --------------
Basic:
   Net loss from continuing operations attributable
      to common shares                                               ($1,053,522)       ($51,506)
   Income (loss) from discontinued operations attributable
      to common shares                                                  (101,044)        604,945
   Loss on disposal                                                     (470,182)              -
   Net income (loss) attributable to common shares                    (1,624,748)        553,439
                                                                   --------------- --------------
     Weighted average common shares outstanding (see (a))              8,253,556       7,863,500
                                                                   --------------- --------------
     Basic earnings (loss) per share from continuing operations           ($0.13)         ($0.01)
   Basic earnings (loss) per share from discontinued operations            (0.01)           0.08
   Basic earnings (loss) per share on disposal                             (0.06)              -
   Basic earnings (loss) per share                                         (0.20)           0.07
                                                                   --------------- --------------
Diluted:
   Adjusted loss from continuing operations attributable
      to common shares                                               ($1,053,522)       ($51,506)
   Adjusted income (loss) from discontinued operations
      attributable to common shares                                     (101,044)        604,945
   Adjusted loss on disposal                                            (470,182)              -
   Adjusted income (loss) attributable to common shares               (1,624,748)        553,439
                                                                   --------------- --------------
   Weighted average common shares outstanding (see (b))                8,253,556       7,863,500
   Assumed exercise of stock options, net of common shares
      assumed repurchased with the proceeds                                    -               -
                                                                   --------------- --------------
                                                                       8,253,556       7,863,500
                                                                   --------------- --------------
   Diluted earnings (loss) per share from continuing operations           ($0.13)         ($0.01)
   Diluted earnings (loss) per share from discontinued operations          (0.01)           0.08
   Diluted earnings (loss) per share on disposal                           (0.06)              -
   Diluted earnings (loss) per share                                       (0.20)           0.07
                                                                   --------------- --------------

(a) The weighted average common shares outstanding during 1999 as used in the computation of basic earnings per share is represented by 7,863,500 common shares issued. The weighted average common shares outstanding is comprised of the following:

Caldera shares outstanding prior to the reverse merger             2,776,000
Shares issued as part of the reverse merger                        5,087,500
                                                                -------------
                                                                   7,863,500
                                                                -------------

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

NOTE 15 - CONTINGENCIES

Operating Lease

In 1999, the Company signed a lease for office space in New York, New York. The lease is for a period of four years and three months with an option to renew for a five-year period. Minimum annual lease commitments for office space with a remaining term of one year or more at December 31, 2000 are as follows:

Year ending December 31,
2001                                                 $54,307
2002                                                  55,936
2003                                                  57,614
2004                                                   4,945
                                           ------------------
                                                    $172,802
                                           ------------------

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

Year ending December 31,
2001                                                $93,583
2002                                                 93,583
2003                                                 96,776
2004                                                 97,840
2005                                                 24,460
                                          ------------------
                                                   $406,242
                                          ------------------

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

The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

NOTE 16 - SUBSEQUENT EVENTS

On January 5, 2001, the Company issued 500,000 common shares for services valued at $50,000.

On February 15, 2001, the board of directors of the Company sold a controlling interest in the Company to a third party. As part of the sale agreement, the existing board of directors resigned and was replaced by a new board of directors appointed by the third party.

Item 2:  Management's Discussion and Analysis of Financial Condition

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by Level Jump with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "Level Jump expects," "will continue," "is anticipated," or similar expression are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Level Jump has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction.

         During the fiscal year ending December 31, 2000, Level Jump took a number of steps to reorganize itself and dispose of assets that were either non-performing or were loss making operations. These actions included the sale of thestockpage.com, an investor relations subsidiary, conversion of $611,595 in related party debts to Class C Preferred Stock, termination of certain employment agreements, the cancellation of the Class A Preferred Stock and the Class B Preferred Stock and the termination of certain other agreements relating to the capital structure of Level Jump.

         As a result of these changes, the only operating business of Level Jump is its brokerage business located in New York and operating under the name of BNJ. BNJ is a registered broker-dealer, subject to the NASD.

         The financial statements have been prepared in accordance with generally accepted accounting principles for broker-dealers. The sale of thestockpage.com has been accounted for as a discontinued operation. The subsidiaries other than BNJ are being wound up.

         Also, during fiscal year 2000, the former controlling shareholders contracted to sell their controlling interest in Level Jump to Jacob International Inc. This transaction was consummated in February 2001, and new management was installed at that time.

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000

         Revenues for the three months ended March 31, 2001 were $97,905, compared to $270,403 for the quarter ended March 31, 2000. The decline in revenues is attributed to the general downturn in the securities business and the reluctance of customers to enter into securities transactions in the current economic climate. Although the company has sought to build the brokerage business during the last eighteen months, this effort has been hampered by a volatile market and a general decline in the industry. Level Jump, through its subsidiary, BNJ, will continue to focus on the micro- and small-cap securities markets and is introducing investment banking and financial consulting services. Management believes that these business activities will generate revenues in the future.

         The operating expenses for the quarter ended March 31, 2001 were $256,144 compared to $272,869 for the corresponding quarter in 2000. BNJ reduced many of its operating expenses, however, the consolidated expenses did not change appreciably from one quarter to the next because of an increase in professional and legal expenses and settlement of certain outstanding obligations which had to be dealt with in connection with the change of control of Level Jump. In addition, sales and marketing expenses increased during the 2001 quarter in an attempt to increase business opportunities for the company. No assurance can be given that the marketing efforts will result in improved revenues. Level Jump is continuing to take steps to reduce and limit expenses where possible, while at the same time trying to promote its current services.

         The consolidated operating loss of Level Jump was $158,239 for the quarter ended March 31, 2001 compared to a loss of $2,466 for the quarter ended March 31, 2000. The comprehensive loss for the quarter ended March 31, 2001 was $158,239 compared to $151,425 for the quarter ended March 31, 2000. The operating loss was substantially greater than the prior period because of the reduced revenues and the operating expenses for the quarter. In the 2000 quarter, there was an extraordinary charge for unrealized holding losses in the amount of $148,959 which was the principal reason for the comprehensive loss in that quarter.

Liquidity and Capital Resources

         At March 31, 2001, Level Jump has net assets of $927,666. This represents an decrease of assets $267,185 compared to net assets of $1,194,851 at December 31, 2000. The decrease in assets was principally due to a decrease in goodwill. In accordance with GAAP as applied by broker-dealers, Level Jump does not classify its assets and liabilities as current and non-current. The principal sources of liquidity include deposits with its clearing broker and marketable securities owned. Level Jump's primary obligations included accrued liabilities, capital lease obligations, deferred income taxes and deferred revenues.

        Level Jump expects to fund short-term operations and other cash expenditures through the use of available cash and liquid securities, infusions of cash from related persons to the principal stockholder and management, and new equity sources. Level Jump has been covering losses through the issuance of common stock and issuance of notes. Over the long-term, management believes that to realize its business plan, the company will need to raise significant external financing. There is no assurance that Level Jump will be able to obtain any significant capital infusion, and if obtainable whether it will be on terms that are acceptable for the company. Level Jump does not have any sources of financing at this time.

         The independent auditors issued their opinion on the financial statements at December 31, 2000 on the basis that the company will continue as a going concern. The company's operating losses have continued into the first quarter of fiscal year 2001 and are expected to continue thereafter. Therefore, there continues to be substantial doubt from a financial point of view that Level Jump will be able to continue as a going concern.

                           PART II. OTHER INFORMATION


ITEM 1:  Legal Proceedings

         None

ITEM 2:  Changes in Securities and Use of Proceeds

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  On January 9, 2001, Level Jump filed a report on Form 8-K to report the sale of thestockpage.com, inc. under Item 2 which occurred on December 12, 2000. The required financial statements are those filed in the Form 10-KSB for Level Jump for the fiscal year ended December 31, 2000.

                  On February 15, 2001, Level Jump filed a report on Form 8-K to report the change of control of the company under Item 1 at the time of the consummation of the sale of shares of common stock to Jacob International Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ORION ACQUISITION CORP. II


Dated:  May 29, 2001                                 /S/ Marc Harris Nathan
                                                     ----------------------

                                                     Marc Harris Nathan,
                                                     Secretary