Form 10QSB
period 2001-06-30
LEVEL JUMP FINANCIAL GROUP INC
filed 2001-09-14
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2001

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934


                         Commission File Number 0-12023


                        LEVEL JUMP FINANCIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


Florida                                               59-3243555
(State of Incorporation)                    (IRS Employer Identification No.)


4550 Post Oak Place, Suite 175
Houston, Texas                                                77027
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code: (713) 961-4004


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 14, 2001, 9,358,250 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements

         Consolidated Balance Sheet                                     F-1

         Consolidated Statements of Operations                          F-3

         Consolidated Statements of Shareholders' Equity                F-4

         Consolidated Statements of Cash Flows                          F-5

         Notes to Financial Statements                                  F-6

                                                                  LEVEL JUMP FINANCIAL GROUP, INC.

                                                                       CONSOLIDATED BALANCE SHEETS
                                                                                       (Unaudited)
--------------------------------------------------------------------------------------------------
                                                                June 30, 2001      June 30, 2000
--------------------------------------------------------------------------------------------------
ASSETS
     Current
         Cash and Cash Equivalents                             $       19,982     $       436,467
         Deposits with Clearing Broker                                382,700             336,589
         Receivable from Clearing Broker                              132,501              56,982
         Accounts Receivable, net of allowances                             0             196,505
         Investments in Marketable Securities (at FMV)                 80,722              47,867
         Prepaid Expenses and Deposits                                 37,878              94,105
         Note Receivable                                               40,000                   0
         Deferred Income Taxes                                              0              85,405
         Due from Related Parties                                       1,779              42,262
--------------------------------------------------------------------------------------------------

     Total                                                            695,562            1,296,182

     Investments in Marketable Securities                             254,321             240,799
     Fixed Assets                                                     119,537             239,588
     Deferred Income Taxes                                                  0              16,980
     Not Receivable (Long-Term Portion)                                80,000                   0
     Goodwill                                                         286,546             329,957
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $    1,435,966     $     2,123,506
--------------------------------------------------------------------------------------------------

                                                                           LEVEL JUMP FINANCIAL GROUP, INC.

                                                                    CONSOLIDATED BALANCE SHEETS (Continued)
                                                                                                (Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                       June 30, 2001      June 30, 2000
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Current
         Payable to Clearing Broker                                     $      128,454     $       146,019
         Securities Sold. Not Yet Purchased, at Market Value                   135,494              53,182
         Accounts Payable                                                       16,175             125,427
         Accrued Liabilities                                                    77,723              29,594
         Bank Loan                                                                   0             300,000
         Obligations Under Capital Lease                                             0              12,226
         Deferred Income Taxes                                                       0              17,971
         Deferred Revenues                                                           0               2,000
         Due to Related Parties                                                465,902                   0
         Income Taxes Payable                                                        0             579,216
         Note Payable                                                          141,320                   0
-----------------------------------------------------------------------------------------------------------

     Total                                                                     965,068           1,265,635

     Deferred Lease Inducements                                                      0               5,299
     Obligations Under Capital Lease                                                 0              69,440
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                              965,068           1,340,374
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Preferred Shares, Class A                                                       0                   0
     Preferred Shares, Class B                                                       0                   0
     Preferred Shares, Class C                                                 580,000                   0
     Redeemable Preferred Shares                                                     0                   0
     Common Shares                                                              23,346              20,624
     Capital in Excess of Par Value                                            847,458             708,116
     Retained Earnings                                                      (1,081,098)            203,269
     Accumulated Other Comprehensive Income                                    101,192            (148,877)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                     470,898             783,132
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                                 $    1,435,966     $     2,123,506
-----------------------------------------------------------------------------------------------------------

                                      F - 2

                                                                                      LEVEL JUMP FINANCIAL GROUP, INC.

                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       For the Periods
                                                                                                           (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                           April 1, 2001 to     January 1, 2001     April 1, 2000 to  January 1, 2000
                                             June 30, 2001      to June 30, 2001      June 30, 2000   to June 30, 2000
----------------------------------------------------------------------------------------------------------------------
REVENUES
     Commission                                 $    28,572        $   167,881         $    40,768       $    40,768
     Trading                                         94,986            225,615             135,375           135,375
     Interest                                         1,464              1,970                   0                 0
     Consulting Fee Income
        Commission - Brokerage                      263,281            263,281                   0                 0
     Investment Banking                                   0                  0                   0            98,715
     Investor Relations                                   0                  0              33,832            50,719
----------------------------------------------------------------------------------------------------------------------

Total                                               388,303            658,747             209,975           325,577

Cost of Revenues                                   (145,854)          (236,268)            (82,645)         (199,631)
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                        242,449            422,479             127,330           125,946
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Sales and Marketing                                  0             50,000              26,259            90,766
     Product Development                                  0                  0                   0                 0
     General and Administrative                     107,738            159,020             605,008         1,198,311
     Amortization of Goodwill                         4,341              8,683              17,366            17,366
     Management Compensation                         63,511            155,876                   0                 0
----------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                            175,590           373,579              648,633         1,306,443
----------------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                        66,859             48,900            (521,303)       (1,180,497)
Investment Income, Net                                    0                  0             276,217           845,464
----------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                    66,859             48,900            (245,086)         (335,033)
Provision (Recovery) for Income
 Taxes                                                    0                  0              13,904           (19,951)
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                           66,859             48,900            (258,990)         (315,082)

Other Comprehensive Income Net of
 Income Taxes:
     Unrealized Holding Gains
      (Losses)                                      125,357            (23,602)                  0                 0
----------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME
 (LOSS)                                         $   192,216        $    25,298         $  (258,990)      $  (315,082)
----------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) per Share                 $         0.020    $         0.002     $        (0.03)   $        (0.04)

Diluted Earnings (Loss) per Share               $         0.020              0.002              (0.03)            (0.04)

Shares Used in per Share Calculation
 - Basic                                          9,338,000          9,338,000           8,222,643         8,110,214

Shares Used in per Share Calculation
 - Diluted                                        9,770,784          9,770,784           8,682,284         8,682,284

                                      F - 3

                                                                               LEVEL JUMP FINANCIAL GROUP, INC.

                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Periods
                                                                                                    (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                            January 1,             January 1,
                                                                          2001 to June            2000 to June
                                                                            30, 2001                30, 2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss) from Operations                                    $       48,900     $      (258,990)
     Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by (Used in) Operations
         Depreciation, Amortization                                               32,761              29,570
         Bad Debts                                                                     0                   0
         Deferred Income Taxes                                                         0              13,904
         Realized Capital Gains                                                  135,029            (260,319)
         Fees Satisfied by Securities                                                  0                   0
         Consulting and Compensation Expenses Satisfied by
          Securities                                                              56,000              52,612
     Changes in Assets and Liabilities, Net of Business
      Combination
         Deposits with Clearing Broker                                           (25,427)           (324,716)
         Receivable from Clearing Broker                                        (120,243)            (56,982)
         Investments in Marketable Securities                                          0            (134,082)
         Accounts Receivable, Net                                                      0             (11,423)
         Prepaid Expenses and Deposits                                            (7,597)             27,415
         Payable to Clearing Broker                                             (129,109)            146,019
         Securities Sold Not Yet Purchased, at Market Value                      127,413              53,182
         Accounts Payable                                                        (47,046)             13,598
         Accrued Liabilities                                                      65,744             (72,196)
         Deferred Revenues                                                       (10,000)            (15,084)
         Income Taxes                                                                  0              12,034
         Deferred Lease Inducements                                               (1,708)             (1,756)
----------------------------------------------------------------------------------------------------------------

NET CASH (USED BY) OPERATING ACTIVITIES                                          124,717            (787,214)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Due from Related Parties                                                     (1,779)            176,254
     Purchases of Fixed Assets                                                         0             (57,243)
     Purchases of Marketable Securities                                                0              (3,300)
     Purchase of Not Readily Marketable Securities                              (254,321)
     Acquisition of Southland Securities Corporation                                   0            (150,000)
     Proceeds from Sale of Marketable Securities                                 142,386             554,167
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                                                     (113,714)            519,878
----------------------------------------------------------------------------------------------------------------

                                      F - 4

                                                                             LEVEL JUMP FINANCIAL GROUP, INC.

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                             For the Periods
                                                                                                 (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                          January 1,             January 1,
                                                                         2001 to June            2000 to June
                                                                           30, 2001                30, 2000
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Due to Related Parties                                             $      433,957     $             0
     Increase in Note Receivable                                              (120,000)                  0
     Repayment of Bank Loan                                                   (433,957)                  0
     Repayment of Obligations Under Capital Lease                              (87,994)             (4,231)
     Proceeds from Issuance of Common Stock                                      1,400             178,000
     Proceeds from Increase in Par Value in Excess of Capital                   54,600             120,000
     Proceeds from Loan                                                        141,320                   0
     Payment Against Bank Draft                                                      0                 (55)
------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (10,674)            293,714
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQIVALENTS DURING THE PERIOD                                                      329              26,378

CASH AND CASH EQUIVALENTS - BEGINNING                                           19,653             410,089
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                      $       19,982     $       436,467
------------------------------------------------------------------------------------------------------------


                                                     LEVEL JUMP FINANCIAL GROUP

                                                                      FOOTNOTES

                                                        June 30, 2001 Quarterly

-------------------------------------------------------------------------------
NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.


NOTE 2 - NOTE RECEIVABLE

         Note dated May 10, 2001 due May 10, 2004 with interest at 6%, payable in installments.


NOTE 3 - LOAN PAYABLE

         During the quarter ending June 30, 2001, the Company issued a Promissory Note for $45,729.76 payable to the order of Martin R. Nathan, Trustee. The note is unsecured and bears an annual interest rate of 12%. The note is due and payable in full on or before April 15, 2002. The note also grants an option to purchase up to 100,000 shares of common stock in Cavallo, Inc. at the rate of $0.25 per share. The option expires April 15, 2004.

         In May, 2001, the Company acted as an advisor to the purchaser and seller in a transaction. For these services the Company was to receive 2,776,000 and 400,000 shares of OKTI and such shares were to be "free-trading". The shares had an agreed upon value of $0.01 per share.

         In May, 2001, the Company entered into a consulting agreement with Pardo Investors, Inc. For this agreement the Company is to receive 100,000 fully paid and non-assessable common shares of Cirus Telecom, Inc. (restricted pursuant to SEC Rule 144).

                                                     LEVEL JUMP FINANCIAL GROUP

                                                                      FOOTNOTES

                                                        June 30, 2001 Quarterly

--------------------------------------------------------------------------------


NOTE 4 - INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting For Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

         Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. There was no cumulative effect of adoption or current effect in continuing operations mainly because the Company has accumulated a net operating loss of $799,113, which expires by 2015. The Company has made no provision for a deferred tax asset due to the net operating loss carry-forward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.


NOTE 5 - OTHER

         On January 5, 2001, the Company issued 500,000 common shares for services valued at $50,000.

         On February 5, 2001, the Board of Directors of the Company sold a controlling interest in the Company to a third party. As part of the sale agreement, the existing board of directors resigned and was replaced be a new board of directors appointed by the third party.

         On March 31, 2001, the Company received from Cynet, Inc. a stock purchase warrant for the right to purchase 800,000 shares of warrant stock at $0.20 per share. The term is 10 years.

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

         As a result of these changes, the only operating subsidiary of Level Jump was its brokerage business located in New York and operating under the name of BNJ. BNJ is a registered broker-dealer, subject to the NASD.

         The financial statements have been prepared in accordance with generally accepted accounting principles for broker-dealers. The sale of thestockpage.com has been accounted for as a discontinued operation. The subsidiaries other than BNJ are being wound up.

         Also, during fiscal year 2000, the former controlling shareholders contracted to sell their controlling interest in Level Jump to Jacob International Inc. This transaction was consummated in February 2001, and new management was installed at that time. Since the change of control, new management has introduced new business activities.

         Level Jump has introduced management consulting services including investment banking and financial consulting to its business activities since the change in management, primarily to small business corporations and entities regarding funding, market operations, mergers and acquisitions. Revenues for BNJ for the quarter have been accounted for as "commission" and "trading" and "interest" on the consolidated statements of operations. Revenues for consulting services rendered by Level Jump for the quarter have been accounted for as "commission-brokerage" on the consolidated statements of operations because such commissions derived from services rendered and are not for continuing services (which will be accounted for as fees)

Quarter ended June 30, 2001 compared to quarter ended June 30, 2000

         Consolidated revenues for the six months ended June 30, 2001 were $658,747, compared to $325,577 for the corresponding period ended June 30, 2000. For the quarter ended June 30, 2001, Level Jump revenues were greatly improved over the recent prior periods by an increase in the Level Jump "commission - brokerage" income from its consulting services and from "trading revenues" of BNJ. Although Level Jump will seek to sustain this level of brokerage income and improve it as well as to improve the revenues from other sources, the overall economic climate of the United States, the general downturn in the securities business and the World Trade Center disaster may impede or prevent the efforts. There can be no assurance that Level Jump will be profitable.

         Level Jump plans to continue to focus its management consulting services to development stage (micro- and small-cap) corporations and its brokerage business on the micro- and small-cap securities markets. This segment of the market is volatile and currently subject to a general decline. There can be no assurance that this business orientation will result in or continue to provide sustainable profits. Level Jump has also organized Sandstone hydrocarbons, Inc., a subsidiary which is reviewing some oil and gas leases and/or investments.

         During the current quarter, Level Jump has consulted for several companies. For these services, Level Jump has received shares of common stock of the issuers to which it provided services and a note receivable. Each of the clients is considered a micro-cap company with securities that trade on the "pink sheets" or the OTC BB. Although the company believes the securities and note it holds or received to have value, there is no assurance that the company will be able to realize that assigned value at any date in the future.

         The total operating expenses for the six months ended June 30, 2001 were $373,579 compared to $1,306,443 for the corresponding six month period in 2000. Although Level Jump reduced many of its operating expenses, however, the consolidated expenses still include significant amounts for professional and legal expenses and settlement of certain outstanding obligations that had to be dealt with in connection with the change of control of Level Jump. Level Jump limited sales and marketing efforts during the quarter, but plans to commence a sales and marketing effort to inform possible clients of the availability of the services. No assurance can be given that the marketing efforts will result in continued improved revenues. Level Jump is continuing to take steps to reduce and limit expenses where possible, while at the same time trying to promote its current services.

         The consolidated income of Level Jump was $25,298 for the six months ended June 30, 2001 compared to a loss of $315,082 for the six months ended June 30, 2000. The consolidated income of Level Jump was $192,216 for the three months ended June 30, 2001 compared to a loss of $258,990 for the three months ended June 30, 2000. Level Jump has achieved a turn-around in diluted earnings per share from a loss of $0.04 for the six months ending June 30, 2000, to earnings of $0.02 for the six months ending June 30, 2001.

         The consolidated income amount was the result of the increase in Level Jump's brokerage commission income and BNJ's trading revenues. Level Jump believes the significant change from a loss to an income position is as a result of its efforts to increase services available to customers, reduce costs and promote its business through careful management. There can be no assurance that the generation of income will be sustainable into future periods.

Liquidity and Capital Resources

         At June 30, 2001, Level Jump has total assets of $1,435,966 compared to net assets of $1,194,851 at December 31, 2000. In accordance with GAAP as applied by broker-dealers, Level Jump does not classify its assets and liabilities as current and non-current. The principal sources of liquidity include deposits with its clearing broker and marketable securities owned. Level Jump's primary obligations included accrued liabilities, capital lease obligations, deferred income taxes and deferred revenues. Level Jump has funded and expects to fund in the near future short-term operational requirements and other cash expenditures through the use of available cash and liquid securities, infusions of cash from related persons to the principal stockholder and management. These amounts have been evidenced by notes issued to the lenders.

         In the future, if available, Level Jump will attempt to seek equity financing to provide a more regular source of funds for operations. Management believes that to realize its business plan over the longer term, the company will need to raise significant external financing. There is no assurance that Level Jump will be able to obtain any significant capital infusion, and if obtainable whether it will be on terms that are acceptable for the company. Level Jump does not have any sources of financing at this time. Level Jump does not have any sources of equity or long term capital at this time.

         Although Level Jump may explore acquisitions to expand and diversify its business from time to time, it currently has no acquisition plans at this time. Once general economic and industry conditions stabilize, management plans to more aggressively to seek acquisition opportunities, as a means of growing its business and achieving sustainable revenues.

         The independent auditors issued their opinion on the financial statements at December 31, 2000 on the basis that the company will continue as a going concern. The company's operating losses have continued through the first three months of fiscal year 2001 and may continue thereafter, although it earned an operating profit for the quarter ending June 30, 2001. Therefore, there continues to be substantial doubt from a financial point of view that Level Jump will be able to continue as a going concern.

                                           PART II. OTHER INFORMATION


ITEM 1:  Legal Proceedings

         From time to time, Level Jump is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity

ITEM 2:  Changes in Securities and Use of Proceeds

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


                                            LEVEL JUMP FINANCIAL GROUP, INC.


Dated:  September 13, 2001                  /s/ Marc Harris Nathan
                                            ----------------------
                                            Marc Harris Nathan,
                                            Secretary