Form 10QSB
period 2001-09-30
LEVEL JUMP FINANCIAL GROUP INC
filed 2001-11-20
CIK 353200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 19, 2001, 9,358,250 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements

         Consolidated Financial Statements                              F-1

         Consolidated Statements of Operations                          F-2

         Consolidated Statements of Cash Flows                          F-3

         Notes to Financial Statements                                  F-4

LEVEL JUMP FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited)
                                                                                Sept. 30, 2001  Sept. 30, 2000
                                                                                --------------  --------------
ASSETS
Current
     Cash and Cash Equivalents                                                    $  56,218      $  65,000
     Deposits WithClearing Broker                                                   524,924        152,065
     Receivable From Clearing Broker                                                  5,220              -
     Accounts Receivable, net of allowances                                               -         53,252
     Investments in Marketable Secirities, at FMV                                   352,148      1,271,764
     Prepaid Expenses and Deposits                                                   29,863         58,152
     Deferred Income Taxes                                                               -         104,139
     Note Receivable                                                                 60,000              -
     Due From Related Parties                                                        12,651              -
                                                                                  ---------     ----------
            Total                                                                1,041,024       1,704,372

Note Receivable (Long Term Portion)                                                  60,000              -
Investments                                                                         254,321        187,600
Fixed Assets                                                                        112,343        231,301
Goodwill (net of amortization of 69,460)                                            282,205        312,591
                                                                                -----------     ----------
TOTAL ASSETS                                                                    $ 1,749,893     $2,435,864
                                                                                ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
     Payable to Clearing Broker                                                  $  322,892      $ 160,781
     Securities Sold, Not Yet Purchased, at Mkt. Value                               4,060               -
     Accounts Payable                                                                16,174         75,197
     Accrued Liabilities                                                              2,254         51,577
     Note Payable                                                                   147,055        803,900
     Obligations Under Capital Lease                                                      -         12,545
     Commissions Payable                                                            116,233              -
     Deferred Income Taxes                                                                -          3,589
     Deferred Revenues                                                                    -        229,044
     Due to Related Parties                                                         465,902            615
     Income Taxes Payable                                                                 -        592,066
                                                                                -----------    -----------
            Total                                                                 1,074,570      1,929,314
                                                                                ===========    ===========

Deferred Lease Inducements                                                                -          3,510
Obligations Under Capital Lease                                                           -         64,815
                                                                                -----------    -----------
TOTAL LIABILITIES                                                                 1,074,570      1,997,639
                                                                                -----------    -----------
SHAREHOLDERS' EQUITY
     Preferred Shares, Class A                                                            -              -
     Preferred Shares, Class B                                                            -              -
     Preferred Shares, Class C                                                      580,000              -
     Redeemable Preferred Shares                                                          -              -
     Common Shares                                                                   23,346         20,624
     Capital in Excess of Par Value                                                 847,459        708,116
     Retained Earnings                                                             (844,213)      (264,221)
     Accumulated Other Comprehensive Income                                          68,731        (26,294)
                                                                                -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                                         675,323        438,225
                                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,749,893     $2,435,864
                                                                                ===========     ==========

LEVEL JUMP FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

For the Periods
     (Unaudited)
                                                          July 1, 2001 to   Jan. 1, 2001 to   July 1, 2000 to   Jan. 1, 2000 to
                                                          Sept. 31, 2001    Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2000
                                                          ---------------   ---------------   ---------------   ---------------
Revenues

     Commissions                                                 $ 20,306       $ 188,187         $ 58,450       $  99,218
     Trading                                                      314,634         540,249          (14,823)        120,552
     Investment Banking                                            12,000          12,000           20,000         118,715
     Investor Relations                                                 -               -          178,733         229,452
     Consulting Income
        Commission - Brokerage                                          -         263,281                -               -
                                                          ---------------   -------------    -------------       ---------
             Total Revenues                                       346,940       1,003,717          242,360         567,937

Cost of Revenues                                                 (204,835)       (441,103)        (130,097)       (329,728)
                                                          ---------------   -------------    -------------       ---------

Gross Profit                                                      142,105         562,614          112,263         238,209
                                                          ---------------   -------------    -------------       ---------
Operating Expenses
     Sales and Marketing                                                -          50,000            1,959          92,725
     General and Administrative                                    73,522         232,542          461,895       1,681,915
     Amortization of Goodwill                                       4,341          13,024           17,366          13,023
     Management Compensation                                            -         155,876                -               -
                                                          ---------------   -------------    -------------       ---------
             Total Operating Expenses                              77,863         451,442          481,220       1,787,663
                                                          ---------------   -------------    -------------       ---------
Other Income (Expense)
     Interest Income                                                2,690           4,660                -               -
     Investment Income                                                 -               -          (165,890)        679,574
                                                          ---------------   -------------    -------------       ---------
             Total                                                  2,690           4,660         (165,890)        679,574
                                                          ---------------   -------------    -------------       ---------

Income (Loss) Before Income Taxes                                  66,932         115,832         (534,847)       (869,880)
(Provision) Recovery For Income Taxes                                   -               -           67,357          87,308
                                                          ---------------   -------------    -------------       ---------
NET INCOME (LOSS)                                                  66,932         115,832         (467,490)       (782,572)

Other Comprehensive Income Net of Income Taxes
     Unrealized Holding Gains (Losses)                             92,333          68,731                -               -
                                                          ---------------   -------------    -------------       ---------

COMPREHENSIVE INCOME                                       $      159,265   $     184,563    $    (467,490)     $ (782,572)
                                                          ===============   =============    =============      ==========

Basic Earnings (Loss) Per Share                            $         0.02   $        0.02    $       (0.06)     $    (0.10)
Diluted Earnings (Loss) Per Share                          $         0.02   $        0.02    $       (0.06)     $    (0.10)

Shares Used in Per Share Calculation -
     Basic                                                      9,338,000       9,338,000        8,249,500       8,156,982
     Diluted                                                    9,770,784       9,770,784        8,249,500       8,156,982

LEVEL JUMP FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods
   (unaudited)
                                                                            Jan. 1, 2001 to    Jan. 1, 2000 to
                                                                            Sept. 30, 2001     Sept. 30, 2000
                                                                            ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (Loss) From Operations                                        $ 115,832        $ (782,572)
       Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided by (Used in) Operations
              Depreciation, Amortization                                           23,525            69,256
              Bad Debts                                                            12,075           229,688
              Realized Capital Gain                                                                (664,777)
              Deferred Income Taxes                                                     -           (16,519)
              Fees Satisfied by Securities                                              -          (365,803)
              Consulting and Compensation Satisfied by Securities                  56,000           171,112
       Changes in Assets and Liabilities
              Deposits With Clearing Broker                                      (167,651)         (140,192)
              Investments in Marketable Securities, Trading                             -          (887,149)
              Accounts Receivable, net                                              7,038             8,004
              Prepaid Expenses and Deposits                                           418           (12,168)
              Payable To Clearing Broker                                           65,329           160,781
              Securities Sold Not Yet Purchased, at Mkt. Value                     (4,021)                -
              Accounts Payable                                                    (47,047)              400
              Accrued Liabilities                                                  (9,722)           65,271
              Commissions Payable                                                 116,233                 -
              Deferred Revenues                                                   (10,000)           98,510
              Income Taxes                                                              -           (36,387)
              Deferred Lease Inducements                                           (1,708)           (4,933)
                                                                                ---------        ----------
Net Cash Provided By (Used In) Operating Acitvities                               156,301        (2,107,478)
                                                                                ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Due From Related Parties                                                   (12,651)          218,517
       Purchase of Fixed Assets                                                         -          (136,572)
       Purchase of Marketable Securities                                          (18,000)           (3,300)
       Proceeds From Sale of Marketable Securities                                170,175         1,506,284
       Purchase of Not Readily Marketable Securities                             (254,321)                -
       Acquisition of Southland Securities Corporation                                  -          (350,000)
                                                                                ---------        ----------
Net Cash Provided By (Used In) Investing Activities                              (114,797)       1,234,929
                                                                                ---------        ----------

CASH FLOW FROM FINANCING ACTIVITIES
       Due to Related Parties                                                     433,957               615
       Repayment of Bank Loan                                                    (433,957)         (500,000)
       Repayment of Obligations Under Capital Leasee                              (87,994)           (9,337)
       Increase in Note Receivable                                               (120,000)                -
       Proceeds From Loan                                                         147,055                 -
       Proceeds From Note Payable                                                       -           803,900
       Proceeds From Issuance of Common Stock                                      56,000           623,000
       Payment Against Bank Overdraft                                                  -                (55)
                                                                                ---------        ----------
Net Cash Provided By (Used In) Financing Activities                                (4,939)          918,123
                                                                                ---------        ----------

Net Increase (Decrease) in Cash During Period                                      36,565            45,574

Cash and Cash Equivalents - Beginning of Period                                    19,653            19,426
                                                                                ---------        ----------

Cash and Cash Equivalents - End of Period                                       $  56,218        $   65,000
                                                                                =========        ==========

                                                     LEVEL JUMP FINANCIAL GROUP

                                                                      FOOTNOTES

                                                   September 30, 2001 Quarterly

-------------------------------------------------------------------------------
NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.


NOTE 2 - NOTE RECEIVABLE

         Note dated May 10, 2001 due May 10, 2004 with interest at 6%, payable in installments.


NOTE 3 - LOAN PAYABLE

         During the quarter ending September 30, 2001, the Company issued a Promissory Note for $45,729.76 payable to the order of Martin R. Nathan, Trustee. The note is unsecured and bears an annual interest rate of 12%. The note is due and payable in full on or before April 15, 2002. The note also grants an option to purchase up to 100,000 shares of common stock in Cavallo, Inc. at the rate of $0.25 per share. The option expires April 15, 2004.

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

         On September 30, 2001 the Company entered into an Unsecured Promissory Note payable to the order of ALJC CORPORATION for $101,325.19. The Note is due April 15, 2002 in full including interest at 10%

                                                     LEVEL JUMP FINANCIAL GROUP

                                                                      FOOTNOTES

                                                   September 30, 2001 Quarterly

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

 NOTE 6 - SUBSEQUENT EVENT

         On October 1, 2001 the Company tentatively reached an agreement for the sale of the stock of BNJ Capital Securities Corporation, its wholly owned subsidiary. The sale of BNJ is subject to NASD approval. The Company received a deposit of $100,000 in cash, a dividend of all furniture, fixtures and equipment of the Texas office and a Promissory Note for $325,000 payable in 36 equal consecutive monthly payments that could commence on December 1, 2001, bearing interest at 10% per annum, and secured by the assets of BNJ Capital Securities Corporation.

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

Introduction

         Management continues to analyze the appropriate course and scope of business activities of Level Jump, particularly since September 11, 2001, a day of tragedy for the world. Management believes that the original focus on micro- and small-cap companies is fundamentally sound and continues to capitalize upon this endeavor. Since the change of management on February 15, 2001, Level Jump has commenced implementation of a plan to restructure the under-performing aspects of Level Jump and become more risk adverse. Level Jump has also begun to add complimentary new services such as investment banking and financial consulting. These activities increase revenue without unduly taxing current resources.

         The current economic condition of the United States and the world has convinced management that the operations of its presently owned broker-dealer, BNJ Capital Securities Corp., of New York City which is primarily engaged as a trader or market maker, is not necessary to the future growth of Level Jump. Therefore, Level Jump has entered into a contract to sell BNJ to its management subject to approval of the National Association of Securities Dealers, Inc. Management believes that the sale of BNJ as a "going business" generates higher revenue than liquidation at this time or change of orientation, and avoids potential conflicts with former and future managers and employees of BNJ. Management seeks to balance income opportunities among various areas related to investment and merchant banking including retail, wholesale and trading operations. Such a balance allows for reduction of the risk of loss in the capital intense "Trading" operations and reduction of the future capital needs of the Company.

         Level Jump continues to aggressively pursue acquisition candidates in order to decrease marginal costs and increase operational efficiencies. Level Jump is negotiating to acquire an interest in a broker-dealer which is oriented to retail and investment banking operations, having a much smaller trading operation (and much reduced exposure to trading losses) and has negotiated with key employees for future operations. Level Jump has substantially reduced or rearranged indebtedness of Level Jump owed to non-affiliates and/or third parties.

         The success of Level Jump's activities for the past quarter changing focus and implementing a more risk adverse environment is evident by the change in earnings. For the nine-month period January 1, 2000 to September 30, 2000, the Company loss was $762,572, while Level Jump earned $184,563 for the period January 1, 2001 to September 30, 2001, and earnings per share enjoyed a turn-around from the same nine month period 2000 of a loss of ten cents ($0.10) per share to earnings of two cents ($0.02) per share. For the three-month period July 1, 2000 to September 30, 2000, Level Jump loss was $467,490, while Level Jump earned $159,265 for the period January 1, 2001 to September 30, 2001, and earnings per share for the same quarterly period 2000 of a loss of six cents ($0.06) per share to earnings of Two cents ($0.02) per share.

         Level Jump's outlook in both the short and long term is very positive even though we find ourselves in an extremely harsh economic environment at the present time.


Quarter ended September 30, 2001 compared to quarter ended September 30, 2000

         Consolidated revenues for the nine months ended September 30, 2001 were $1,003,717, compared to $567,937 for the corresponding period ended September 30, 2000. For the quarter ended September 30, 2001, Level Jump revenues were greatly improved over the recent prior periods by an increase in the Level Jump trading revenues. Although Level Jump will seek to sustain this level of brokerage income and improve it as well as to improve the revenues from other sources, the overall economic climate of the United States, the general downturn in the securities business and the World Trade Center disaster may impede or prevent the efforts. There can be no assurance that Level Jump will be profitable.

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

         The total operating expenses for the nine months ended September 30, 2001 were $451,552 compared to $1,787,667 for the corresponding nine month period in 2000. Although Level Jump reduced many of its operating expenses, however, the consolidated expenses still include significant amounts for professional and legal expenses and settlement of certain outstanding obligations that had to be dealt with in connection with the change of control of Level Jump. Level Jump is continuing to take steps to reduce and limit expenses where possible, while at the same time trying to promote its current services.

         The consolidated income of Level Jump was $115,832 for the nine months ended September 30, 2001 compared to a loss of $782,572 for the nine months ended September 30, 2000. The improvement in income was the result of substantially less expenses.

         The consolidated income amount was the result of the increase in Level Jump's brokerage commission income and BNJ's trading revenues. Level Jump believes the significant change from a loss to an income position is as a result of its efforts to increase services available to customers, reduce costs and promote its business through careful management. There can be no assurance that the generation of income will be sustainable into future periods, especially in light of the anticipated sale of BNS.

Liquidity and Capital Resources

         At September 30, 2001, Level Jump has total assets of $1,041,024 compared to net assets of $1,194,851 at December 31, 2000. In accordance with GAAP as applied by broker-dealers, Level Jump does not classify its assets and liabilities as current and non-current. The principal sources of liquidity include deposits with its clearing broker and marketable securities owned. Level Jump's primary obligations included accrued liabilities, capital lease obligations, deferred income taxes and deferred revenues. Level Jump has funded and expects to fund in the near future short-term operational requirements and other cash expenditures through the use of available cash and liquid securities, infusions of cash from related persons to the principal stockholder and management. These amounts have been evidenced by notes issued to the lenders.

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

         The independent auditors issued their opinion on the financial statements at December 31, 2000 on the basis that the company will continue as a going concern. The company's operating losses have continued through the first three months of fiscal year 2001 and may continue thereafter, although it earned an operating profit for the quarter ending September 30, 2001. Therefore, there continues to be substantial doubt from a financial point of view that Level Jump will be able to continue as a going concern.

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


                                            LEVEL JUMP FINANCIAL GROUP, INC.


Dated:  November 20, 2001                   /s/ Marc Harris Nathan
                                            ----------------------
                                            Marc Harris Nathan,
                                            Secretary